Form 10-K
period 1998-09-30
MEDIQ PRN LIFE SUPPORT SERVICES INC
filed 1999-01-05
CIK 887420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1998   Commission File Number: 1-11286


                      MEDIQ/PRN Life Support Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     95-3692387
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


One MEDIQ Plaza, Pennsauken, New Jersey                       08110
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (609) 662-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES X   NO
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of December 7, 1998, there were 1,000 shares of Common Stock, par value $10 per share, outstanding and owned by MEDIQ Incorporated. Accordingly, there is no practicable manner to obtain an aggregate market valuation.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.


Exhibit Index appears on page 42.

     Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

                                     PART I

ITEM 1. BUSINESS

     MEDIQ/PRN Life Support Services, Inc. and subsidiaries (the "Company") is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ"). The Company has wholly owned subsidiaries, substantially all of which were contributed by MEDIQ to the Company as a result of the Merger (discussed below). The Company's only operating subsidiary is MEDIQ Management Services, Inc. All other subsidiaries are inactive or have minimal activity.

Organization

     Merger, Restructuring, Refinancing and Recapitalization. Pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended between MEDIQ and MQ Acquisition Corporation ("MQ"), on May 29, 1998, MQ was merged with and into MEDIQ (the "Merger") with MEDIQ continuing as the surviving corporation (the "Surviving Corporation"). MQ was organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") solely to effect the Merger and acquire, together with other investors, a controlling interest in MEDIQ. In connection with the consummation of the Merger, a corporate restructuring took place in which MEDIQ contributed the capital stock of all of its subsidiaries other than the Company to the Company.

     The aggregate consideration paid in connection with the Merger was approximately $390.8 million, which included $20.0 million of Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 per share of the Surviving Corporation. In addition, in connection with the Merger (i) certain premerger controlling stockholders of MEDIQ converted a portion of their preferred equity in MEDIQ into $14.5 million of common and preferred equity of the Surviving Corporation, (ii) certain management personnel of MEDIQ and the Company and certain other persons invested $4.2 million in common and preferred equity of the Surviving Corporation and (iii) BRS and certain individuals and entities affiliated with BRS, certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners, III L.P. purchased $109.5 million of common and preferred equity of MQ which was converted into capital stock of the Surviving Corporation.

     Simultaneously with the Merger, a refinancing was undertaken in which (i) MEDIQ sold 140,885 units, each unit consisting of senior discount debentures and warrants to purchase Common Stock of the Surviving Corporation for gross proceeds of $75.0 million, (ii) the Company entered into a new senior secured credit facility amounting to $325.0 million, (iii) the Company sold $190.0 million principal amount of senior subordinated notes and (iv) all indebtedness of the Company except approximately $2.0 million of the Company's capital leases was repaid.

     For accounting purposes the Merger was treated as a recapitalization. The historical basis of MEDIQ's and the Company's assets and liabilities was not affected.

General

     The Company operates the largest critical care, life support and other movable medical equipment ("Medical Equipment") rental business in the United States. Through its national distribution network, the Company serves more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers nationwide. The Company rents over 650 different types of Medical Equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices and oxygen concentrators. In addition, the Company rents therapeutic support surfaces, overlays and mattresses ("Support Surfaces").

     In addition to its core rental business, the Company sells a variety of disposable products, accessories and repair parts ("Parts and Disposables") to its customers primarily for use with the types of Medical Equipment and Support Surfaces that it rents. Additionally, the Company provides several outsourcing services ("Outsourcing Services") to health care providers. The Company's Outsourcing Services and sales of Parts and Disposables complement the Company's core rental business, as they enable the Company to generate incremental revenues within an existing customer relationship and leverage the Company's extensive distribution network and broad customer base.

     The Company believes that rentals of Medical Equipment and Support Surfaces and outsourcing of non-core functions of hospitals and other health care providers have benefited from certain industry trends. In recent years, hospitals have faced increasing pressure to reduce operating costs and capital expenditures, while continuing to offer state-of-the-art health care. Equipment rental programs can be more cost effective for health care providers than the purchase or lease of Medical Equipment and Support Surfaces because they enable health care providers to incur the cost for equipment only when demand for such equipment exists, thus increasing the providers' equipment utilization rates, decreasing their overall cost structure and/or minimizing technological obsolescence of equipment. Additionally, by outsourcing activities such as asset management and repair and maintenance to third parties, hospitals and other health care providers can reduce operating costs and increase efficiency.

     Rentals. The Company rents its Medical Equipment and Support Surfaces inventory to customers through 101 branch locations in major metropolitan areas nationwide. Such locations operate 24 hours a day, 365 days a year, with deliveries of patient ready equipment typically made to customers within two hours of a request. The Company's customers receive a full range of rental and related services, including equipment delivery, inspection, maintenance, repair and documentation. The acquisition by the Company of SpectraCair in September 1997, CH Industries in May 1998 and National Patient Care in June 1998 broadened its equipment rental product lines to include rentals of Support Surfaces. See "Acquisitions" for additional information on these acquisitions.

     In addition to standard rentals, the Company has entered into several revenue share arrangements with original equipment manufacturers ("OEMs") in which the Company rents Medical Equipment and Support Surfaces and sells disposable products produced by the OEMs to the Company's customers. Because the OEMs own the equipment and/or disposable products, such arrangements permit the Company to generate additional revenues without any additional capital or inventory investments.

     Parts and Disposables. The Company sells a variety of Parts and Disposables to its customers, primarily for use with the types of Medical Equipment and Support Surfaces it rents. The sales of such Parts and Disposables complement the Company's Medical Equipment and Support Surfaces rental business. The Company distributes products to its customers to enable them to fill smaller turnaround needs more quickly and to smaller health care providers who do not meet minimum order requirements of major medical supply distributors. The Company currently supplies disposable products through a leased, centralized distribution center located in Salt Lake City, Utah, through a Company operated facility in Pennsauken, New Jersey and in certain instances from branch office locations. The Company also sells repair parts to its customers for the repair of their owned equipment.

     Outsourcing Services. To address the needs of hospitals and other health care providers to better manage their assets and increase profits, the Company offers customers the following Outsourcing

Services: (i) a Comprehensive Asset Management Program ("CAMP") which analyzes the critical care equipment activity of a customer and provides a variety of logistics and outsourcing services designed to manage, track and service the customer's movable medical equipment; (ii) a biomedical service which provides inventories, safety inspections, preventive maintenance and repairs for most movable critical care equipment; (iii) a logistics and distribution service to assist equipment manufacturers in reducing their distribution costs through utilization of the Company's nationwide branch office network; (iv) a medical gas supply program designed to complement the Company's respiratory equipment rentals and provide "one stop" service to health care providers in a fragmented market; and (v) a health care consulting and management service designed to assist the Company's customers in the management of their businesses.

     The Company was incorporated under the laws of the State of Delaware in 1992. The principal executive offices of the Company are located at One MEDIQ Plaza, Pennsauken, New Jersey 08110, and its telephone number is (609) 662-3200.

Acquisitions

     On May 29, 1998, the Company purchased specified assets and rights from CH Industries, Inc. ("CHI"), certain of its subsidiaries (including CH Medical, Inc.) and certain other parties related to the manufacture, sale and rental of specialty beds and Support Surfaces (the "CH Medical Business"). The purchase price was $48.5 million in cash (subject to adjustment based on closing net asset covenants), including related costs and expenses, and assumption of certain obligations related to the CH Medical Business. CHI developed various medical products utilized in patient care treatment and therapy. In addition to its development of medical products, CHI was a national sales, rental and service corporation specializing in patient beds, overlays, mattress replacement systems, pressure relieving pads and surfaces and other therapeutic support surfaces, with approximately 75 business locations nationwide. CHI developed, among other things, technology used in the manufacture of beds and frameless systems for hospitals, extended care facilities and homes to effectively treat the severe conditions and complications inherent to patients who are bed confined. Its product offerings included a complete line of portable pressure relieving products to provide hospitals and extended care facilities with an array of bed therapies in a cost effective manner.

     On June 26, 1998, the Company acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved. NPC was a provider of air support therapy rental equipment including frameless and framed integrated bed systems.

Industry Overview

     The United States health care system includes a variety of health care providers such as acute care hospitals, nursing homes, surgicenters, sub-acute care facilities, specialty clinics and home health care providers. These health care providers normally spend substantial sums on obtaining capital equipment, including movable medical equipment. Hospitals have a number of options in obtaining this equipment, including purchase, lease and rental. Historically, hospitals favor the purchase option in meeting a substantial portion of their movable medical equipment needs. However, the Company believes that a variety of trends favor a rental alternative to purchase or lease, including the substantial cost containment pressures under which health care providers currently operate.

     The cost containment pressures on health care providers have increased greatly during the past decade as a result of Federal regulations that have significantly affected the extent of reimbursement under Medicare's prospective payment system. Changes to the Medicare program adopted in 1991, which are being phased in over a 10 year period, call for medical equipment cost reimbursement at rates established by the Health Care Financing Administration that may or may not reflect health care providers actual equipment costs. The Company believes that the current reform efforts will focus on cost containment in health care and may reduce levels of reimbursement by Medicare as well as other third party payors. The Company believes that other third party payors of medical expenses have followed or will follow the Federal government in limiting reimbursement for medical equipment costs through measures including preferred provider arrangements, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. Moreover, the Company believes that various current legislative proposals will continue the momentum toward health care related consolidations, acceleration of managed care and the formation of integrated delivery systems and that the cost containment pressures on health care providers will continue to intensify.

     As a result of these cost containment pressures, the Company believes that health care providers will increasingly seek to reduce their capital expenditures, including expenditures on movable medical equipment. Because the Medicare system is, to an increasing extent, reimbursing health care providers at fixed rates unrelated to actual capital costs, hospitals and other health care providers have an incentive to manage their capital costs more efficiently. Providers may better manage their capital costs by replacing fixed capital costs with variable operating costs. In the case of movable medical equipment, these fixed costs include equipment acquisition costs and the substantial costs associated with servicings necessary to maintain the equipment. Consequently, many entities may elect to rent equipment, rather than incur the substantial capital related costs associated with owning or leasing equipment for which they may not be reimbursed during non use periods.

Medical Equipment and Support Surfaces Rentals

     The Company operates the largest Medical Equipment rental business in the United States, serving more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers nationwide. The Company believes it offers the broadest selection of Medical Equipment for rent in the country, and believes it is better positioned than any of its rental competitors to be a "single source" supplier of Medical Equipment to its customers. The Company offers its customers a wide selection of rental programs including (i) daily, weekly or monthly rentals with fixed rate terms, (ii) longer term rentals with pricing related to the length of the rental term and (iii) usage rentals on a per use, per hour or per day basis.

     The Company rents its inventory to customers through 101 branch office locations in major metropolitan areas nationwide. This extensive geographic presence enables the Company to service national chains as well as local and regional facilities. The Company's locations operate 24 hours a day, 365 days a year, with deliveries of patient ready equipment typically made to customers within two hours of a request. The Company's customers receive a full range of rental and related support services, including equipment delivery, inspection, maintenance, repair and documentation, from the Company's staff of experienced biomedical technicians and customer service representatives.

     Convenient Service. Medical Equipment and Support Surfaces inventories are maintained at each Company location. The Company utilizes a centralized order entry and dispatching system. Most orders nationwide are received by telephone at the Company's Pennsauken, New Jersey headquarters, and scheduling and routing of equipment delivery is made from this site. Upon return, equipment is inspected, cleaned and tested at the branch location before being designated as available for rental. Routine service and repair work is performed at each local branch office. If major service or repair is necessary, the equipment is shipped to one of the Company's two repair facilities in Pennsauken, New Jersey and Santa Fe Springs, California. The Company's state-of-the-art information and inventory systems have the capacity to track essential activities, including equipment availability, training, repair and maintenance, delivery and pickup, pre-delivery inspections, major inspections and call backs.

     Diverse Product Offering. The Company's inventory includes equipment used in respiratory care, emergency, neonatal intensive care, medical and surgical intensive care, central supply and sterile processing and distribution, biomedical engineering, surgery, labor and delivery and anesthesia/recovery. The Company rents over 650 types of equipment and believes it offers the most complete selection of Medical Equipment for rent in the country. The following is a list of the principal types of Medical Equipment available:

     Adult, Infant and Portable Ventilators         Oxygen Concentrators
     Compressors/Nebulizers/Pulmonary Aids          Defibrillators
     Continuous Passive Motion Machines             Cold Therapy Units
     Cribs and Bassinets                            Scales
     Heat Therapy Units                             Hypo/Hyperthermia Units
     Incubators/Isolettes                           Infant Warmers
     Monitors                                       Pediatric Aerosol Tents
     Nasal CPAP and BiPap Units                     Pressure Reduction Units
     Phototherapy and Bilirubin Lamps               Pulse Oximeters
     Sequential and Uniform Compression Devices     Infusion Pumps
     Suction Units                                  Telemetry Units

     In addition to the above, the Company also provides Support Surfaces on a rental basis to health care providers through its MEDIQ/FST division. MEDIQ/FST supplies Support Surfaces that are installed on top of standard hospital beds. MEDIQ/FST's products are utilized in the treatment of bedridden patients where Support Surfaces are employed to treat problems such as skin ulcers. Presently, most health care providers rent specialized beds to treat these problems, and rental of such beds can be expensive. The Company believes that MEDIQ/FST's products match the clinical efficacy of the specialized beds at substantially lower prices. MEDIQ/FST has recently expanded its product line to include additional specialized products designed for obese patients (bariatrics), specialized seating products and passive restraint systems. As health care providers continue to face margin pressure and more revenues become capitated and fee-for-service based, the Company believes MEDIQ/FST can provide a lower cost, clinically equivalent alternative.

     OEM Partnerships. In addition to standard Medical Equipment and Support Surfaces rentals, the Company has entered into several revenue share arrangements with OEMs in which the Company rents movable medical equipment and sells disposable products produced by the OEMs to the Company's customers. The Company pays the OEMs a fee based upon a percentage of the amount billed to the customer. Under such arrangements, because the OEMs own the equipment and/or disposable products, the Company is able to generate additional revenues without any additional capital or inventory investments.

Sales of Parts and Disposables

     The Company sells a variety of Parts and Disposables to its customers primarily for use with the types of Medical Equipment and Support Surfaces it rents. The sales of such Parts and Disposables complement the Company's rental business. The Company distributes products to its existing rental customers to enable them to fill smaller turnaround needs more quickly and to smaller health care providers that do not meet minimum order requirements of major medical supply distributors. The Company currently supplies disposable products primarily through the Salt Lake City, Utah and Pennsauken, New Jersey locations. The Company maintains a base level of disposable products inventory at each branch office to provide immediate delivery of certain products on an emergency basis. The

Company also sells repair parts to customers for the repair of their owned equipment. This enables the Company to generate incremental revenues within an existing customer relationship. To support the growth of its Parts and Disposables business, the Company has a sales and marketing operation incorporating telephone sales, direct mail and trade publication advertising.

Outsourcing Services

     To enable health care providers to better manage their assets and increase profitability, the Company offers a range of Outsourcing Services. Each Outsourcing Service leverages the Company's extensive distribution network and broad customer base. These services include (i) CAMP, which analyzes the critical care equipment activity of a customer and provides a variety of consulting services designed to manage, track and service the customer's movable medical equipment, (ii) a biomedical service which provides inventories, safety inspections, preventive maintenance and repairs for most critical care equipment through a team of experienced biomedical technicians, (iii) a logistics and distribution service to assist equipment manufacturers in reducing their distribution costs through utilization of the Company's nationwide branch office network, (iv) a medical gas supply program designed to complement the Company's respiratory equipment rentals and (v) a health care consulting and management service designed to assist the Company's customers in the management of their businesses.

     Asset Management. The Company's CAMP programs enable clients to contract with the Company to supply all elements of their critical care equipment management needs. CAMP includes a variety of consulting services for patient care equipment, including providing on site personnel, equipment processing, maintenance, patient billing, documentation and tracking services. CAMP contracts are typically three to five years in duration.

     CAMP focuses on increasing the utilization of hospital owned assets. Under CAMP, the Company's asset management team and the customer determine benchmarks and goals to be met. The Company thereafter conducts quarterly business reviews to assess progress and provides the customer with detailed documentation regarding equipment utilization trends, thereby greatly aiding in capital budget planning. CAMP customers benefit through the reduction of central supply and biomedical staff (some of whom may be employed by the Company in its outsourcing programs), lower equipment maintenance expenses, the reduction of capital expenditures related to equipment, increased equipment utilization and an increase in captured patient charges. Even with a highly capitated payer mix, a portion of this revenue may be recovered by the customer for other uses. Additionally, CAMP provides hospital customers with clear cost data which can assist in negotiations with managed care contracts.

     The Company also offers its CAMP Plus logistics program that provides similar management services for multi site health care networks to manage, service and transport movable patient care equipment. A proprietary bar code based asset management system provides customers optimum utilization of owned equipment. This system provides information used to track equipment, capture lost patient charges, control inventory and equipment migration, reduce the need for supplemental rentals and manage overall capital planning. The Company also has programs in which it acquires all or some of the customer's equipment and rents the equipment back to the customer, eliminating the customer's burdens of ownership, underutilization and seasonal usage.

     Biomedical Services. The Company performs inventories, safety inspections, preventative maintenance and repairs for most brands and models of Medical Equipment and Support Surfaces owned by the Company, health care organizations and other third parties through a team of experienced biomedical technicians. Service and repairs can be performed on site. Pick up and delivery is also available for servicing at any of the Company's branch locations or two major service centers.

     Other Services. The Company offers a logistics and distribution service to health care providers and equipment manufacturers to reduce their distribution costs through utilization of the Company's national branch office network.

     The Company also offers a medical gas administrative management service to health care providers to enable such providers to centralize the purchasing function for bulk liquid oxygen, portable and semiportable oxygen containers and high pressure gas cylinders for a variety of medical gas products. Health care facilities traditionally purchase medical gases from a large number of local suppliers. The market is fragmented, and historically there has been a lack of price stability. Health care providers have been unable to purchase these gases on a cost effective basis, and often pay different prices for the same product in different locations. This program offers competitive pricing and price standardization for many locations, elimination of multiple local vendor contracts, reduction in the time to process supplier invoices and improved purchasing efficiencies with a single source contract.

     MEDIQ Management Services provides consulting services to the acute care hospital industry and provides management services to several diagnostic imaging centers. This business primarily works with clients in the mid-Atlantic states providing consulting services ranging from logistics to corporate planning. MEDIQ Management Services also serves as an internal consultant for the Company in integrating the Company's product offerings, extracting synergies from complementary businesses and maximizing utilization of the Company's established infrastructure.

Quality Assurance

     Quality control, quality assurance and risk management procedures are conducted for all of the Company's Medical Equipment and Support Surfaces by trained biomedical technicians to ensure compliance with safety, testing and performance standards at all branch offices. All Medical Equipment and Support Surfaces are serviced and tested prior to delivery to customers in accordance with the Company's Safety and Performance Inspection Program, which is primarily derived from the Emergency Care Research Institute's programs. Most types of Medical Equipment and Support Surfaces rented by the Company require routine servicing at scheduled intervals based upon hours of usage or passage of time, including complete testing and inspection of all components that may need to be replaced or refurbished. Routine servicing is conducted by the Company's trained personnel at all of its branch locations. Major repairs are performed by its biomedical equipment technicians at the Pennsauken, New Jersey and Santa Fe Springs, California facilities.

Customers

     The Company's customer base is composed of proprietary national and regional hospital chains ("National Providers"), group purchasing organizations ("GPOs") and acute and non-acute health care facilities and organizations. In total, the Company services more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers. For fiscal 1998, no single account represented 10% or more of total revenues.

     National Provider contracts generally require that associated individual hospitals fill their rental needs with the Company, although the level of compliance by local providers varies among the contracts. The Company also contracts with GPOs, which provide their members the opportunity to purchase or rent products at reduced prices. The GPOs do not require members to purchase or rent from a particular supplier to the GPO, and many health care providers are members of more than one GPO.

Competition

     The movable medical equipment rental industry is highly competitive and the Company, which operates throughout the United States, encounters competition in all locations in which it operates.

Competition is generated from (i) national, regional and local medical equipment rental and leasing companies and medical equipment distributors which rent medical equipment to health care providers, (ii) medical equipment manufacturers which sell medical equipment directly to health care providers and which the Company believes generate the strongest competition and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. The Company believes that key factors influencing the decision in selecting a medical equipment rental vendor include availability and quality of medical equipment, service and price. The Company faces competitive pressure in all of its markets from existing competitors and from the potential entry by new competitors.

Suppliers

     The Company acquires substantially all of its Medical Equipment, Support Surfaces and Parts and Disposables from approximately 100 suppliers. The Company has entered into two long term agreements to purchase approximately $14.5 million of equipment and parts and disposable products over the next fiscal year. The Company is not dependent upon any single supplier and believes that alternative purchasing sources of Medical Equipment, Support Surfaces and Parts and Disposables are available to the Company.

     The Company is currently in dispute with one of the vendors with whom it has a significant long term agreement. The vendor wishes to terminate the agreement, but the Company intends to vigorously defend its rights under the agreement. Although the Company does not know the ultimate outcome of such dispute, the Company believes any such resolution will not have a material adverse effect on the Company's results of operations. (See Footnote J to the Consolidated Financial Statements included elsewhere herein.)

Segments

     The Company operates primarily in one business segment. The Company rents Medical Equipment and Support Surfaces and distributes a variety of disposable products, accessories and repair parts used with the equipment and surfaces it rents. In fiscal 1998, this segment represented more than 90% of the Company's consolidated revenues and assets.

Employees

     As of September 30, 1998 there were 1,271 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with employees are satisfactory.

Governmental Regulation

     The Company's businesses are subject to Federal, state and local laws, rules and regulations relating to the operation of such businesses.

     The Company's customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, including standards established by the following organizations and laws: the Joint Commission on Accreditation of Healthcare Organizations, the Association for Advancement of Medical Instrumentation and the Safe Medical Devices Act of 1990. Some states and municipalities also have similar standards and laws. The Company's CAMP programs help customers meet documentation and reporting needs under these standards and laws. As a provider of services related to these needs, the Company may be subject to liability for violating, directly or indirectly, these standards and laws.

     Manufacturers and certain providers of the Company's Medical Equipment and Support Surfaces are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. The FDA regulates companies which manufacture, prepare, propagate, compound or process medical devices. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, comply with medical device reporting, tracking and post market surveillance regulations and device good manufacturing practices ("GMPs") and are subject to FDA inspection. The GMP regulations specify the minimum standards for the manufacture, packing, storage and installation of medical devices, and impose certain record keeping requirements. The FDA currently does not regulate as device manufacturers the Company or organizations which provide similar services as the Company. However, any company which services, repairs or reconditions medical devices could be subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers companies such as the Company, which acquire ownership of devices, recondition or rebuild such devices and rent them to customers or which service, repair or recondition devices owned by others. The foregoing laws and regulations that are directly applicable to manufacturers of medical equipment became applicable to the Company upon acquisition of CH Medical. In November 1998, the Company closed the manufacturing facility and operation it acquired from CH Medical and now purchases the products from an independent third party.

     Federal laws and regulations generally prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring or arranging for the referral of a person for the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare or Medicaid programs, or in return for the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. In addition, Federal law and regulations also generally prohibit physicians from referring patients to entities with which the physicians have financial relationships, including ownership interests and compensation arrangements. Various exceptions are contained in Federal laws and regulations. Many states have similar anti-kickback and anti-referral laws and regulations, and similar laws barring or restricting referrals. Noncompliance with Federal and state anti-kickback and anti-referral laws and regulations can result in criminal and civil penalties and exclusion from participation in Medicare and Medicaid programs.

     The Company enters into various contractual and other arrangements with health care providers and other persons who are subject to the laws and regulations referred to above, and who are possibly in a position to refer or arrange for the referral of business to the Company. In addition, as a health care provider reimbursed under the Medicare and Medicaid programs, the Company is subject to the foregoing anti-kickback and anti-referral laws and regulations. The Company believes that its operations comply in all material respects with all applicable anti-kickback, anti-referral and similar laws and regulations.

     The Company's business may be significantly affected by, and the success of its growth strategies may depend on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under Federal programs such as Medicare, and by other third party payors. Under this system of reimbursement, Medicare related equipment costs are reimbursed in a single, fixed rate, per discharge reimbursement. As a result of the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease or rental) does not impact the extent of hospitals' reimbursement. Because the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an incentive to manage their capital related costs more efficiently and effectively. The Company believes that hospitals will continue to benefit from cost containment and cost efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs.

     In addition, the Company is subject to Federal, state and local laws, rules and regulations relating to the protection of the environment, including laws, rules and regulations governing the use, management and disposal of hazardous and nonhazardous substances. As the owner and operator of real property, the Company could become subject to liability under certain environmental laws for the cleanup of contaminated properties relating to current or historical operations. The Company is not aware of any such threatened or pending cleanup liabilities, and believes that it complies with all applicable environmental laws.

Seasonality

     The Company's business is seasonal with demand historically peaking during periods of increased hospital census, which generally occurs in the winter months during the Company's second fiscal quarter.

ITEM 2. PROPERTIES

     The Company's principal facility, containing 116,400 square feet, is located in Pennsauken, New Jersey, where the Company's corporate offices and a portion of its operating activities are located. Major repairs of Medical Equipment and Support Surfaces are also performed at this facility as well as at a 18,700 square foot leased maintenance facility located in Santa Fe Springs, California. The Company operates through 101 branch office locations in major metropolitan areas nationwide. Eighty-eight of these sites contain office and warehouse space and are leased by the Company. The remaining 13 office locations are operated by independent distributors. None of the leases are with parties affiliated with the Company. The Company believes that the properties owned and leased by it are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., whose assets were sold in November 1996 and as a result of the reorganization is now a subsidiary of the Company, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed of the nature or scope of the investigation.

     On October 16, 1998 the Company filed a complaint in the Superior Court of New Jersey, Camden County against Siemens Medical Systems, Inc. in connection with the latter's attempted termination of a Distribution Agreement between the parties. The lawsuit seeks declaratory relief and monetary damages for breach of contract, common law fraud, breach of the implied covenant of fair dealing and statutory violations. The litigation is in its preliminary stages.

     Other than the foregoing matter, the Company is not a party to any material pending legal proceedings. The Company is subject to ordinary litigation incidental to the conduct of its businesses and the ownership of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of the Company's outstanding shares of common stock are owned by MEDIQ. The indenture related to the Company's 11% Senior Subordinated Notes due 2008 and the credit agreement related to the Company's bank facility have covenants restricting the payment of dividends. For the year ended September 30, 1998, the Company did not declare nor pay any dividends. Currently, the most restrictive covenant precludes the payment of dividends.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information called for by this item has been omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction I(2)(a) of Form 10-K, the following narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere herein.

General

     MEDIQ/PRN Life Support Services, Inc. (the "Company") is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ"). MEDIQ is a holding company whose only substantial asset is its investment in the Company. MEDIQ is dependent on distributions from the Company to meet its cash flow needs. The Company has wholly owned subsidiaries, of which MEDIQ Management Services, Inc. is the only operating subsidiary.

     On May 29, 1998, pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended, between MEDIQ and MQ Acquisition Corporation ("MQ"), MQ was merged into MEDIQ (the "Merger") with MEDIQ continuing as the surviving corporation (the "Surviving Corporation"). MQ was a Delaware corporation organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") and certain other investors solely to effect the Merger. The aggregate consideration paid in connection with the Merger was approximately $390.8 million, which amount included $20.0 million of Series A 13.0% Cumulative Compounding Preferred Stock. In addition, in connection with the Merger (i) certain pre-Merger controlling stockholders of MEDIQ converted 1,000,000 shares of their preferred equity in MEDIQ into shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock and shares of Common Stock of the Surviving Corporation, (ii) certain members of MEDIQ's and the Company's management and certain other persons invested $4.2 million in common and preferred equity of MEDIQ and (iii) BRS, certain entities and individuals affiliated with BRS and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III, L.P. purchased $109.5 million of common and preferred equity of MQ which was converted into capital stock of MEDIQ. The transaction has been accounted for as a recapitalization.

     In connection with the Merger, (i) MEDIQ contributed certain of its assets and liabilities including the capital stock of all of the subsidiaries of MEDIQ other than the Company to the Company, (ii) MEDIQ sold 140,885 units, each unit consisting of one 13% Senior Discount Debenture due 2009 with a principal amount at maturity of $1,000 ("Discount Debentures") and one warrant to purchase 0.6474 of a share of Common Stock for gross proceeds aggregating $75.0 million, (iii) the Company entered into a new $325.0 million Senior Secured Credit Facility, as amended, (the "New Credit Facility") with a syndicate of banks, (iv) the Company sold $190.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2008 (the "Notes") and (v) all indebtedness of the Company except $2.0 million of capital leases was repaid.

     On May 29, 1998, the Company purchased specified assets and rights of CH Industries, Inc., certain subsidiaries (including CH Medical, Inc.) and certain other parties (the "CH Medical Business") for a purchase price of $48.5 million in cash (subject to adjustment based on closing net asset covenants), including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business. The Company financed the purchase price and related costs and expenses for the acquisition of the CH Medical Business with the proceeds from Term Loans under the New Credit Facility.

     On June 26, 1998, the Company acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC.

     The Company intends to continue to seek to expand its business through strategic acquisitions and partnerships. The Company believes that there currently exist ample opportunities for other potential acquisitions/partnerships. However, no assurance can be given that other acquisitions/ partnerships will be consummated or that any consummated will be successful. Moreover, such opportunities may not be available in the future.

     The Company markets its products and services to a variety of health care and related businesses, primarily acute and sub-acute healthcare providers, nursing homes and home health care companies. In recent years, these industries have undergone dramatic consolidation and change, which will likely continue. Although the Company is seeking to emphasize its ability to provide cost effective products and services to these health care institutions in response to a perception that such institutions are outsourcing increasing amounts of their operations, there can be no assurance that this strategy will be successful.

     The health care industry is subject to extensive governmental regulation, licensure and prescribed operating procedures. This industry continues to receive significant public attention, and there have been renewed efforts for increased governmental regulation or oversight into various aspects of the industry. Continued acceptance of the Company's services and products by customers will depend, to a very significant degree, upon whether these services and products will be in compliance with applicable regulations or will assist health care providers in complying with such regulations. The Company closely monitors such regulations and designs services and products accordingly. A substantial change in the level or substance of regulations, or the enactment of new or more stringent regulations, could have a material adverse effect on the Company.

     There are widespread efforts to control health care costs in the United States. As an example, The Balanced Budget Act of 1997 significantly reduces Federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to acute care hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost based to prospective payment systems, eliminating annual payment updates for durable medical equipment and allowing states greater flexibility in controlling Medicaid costs at the state level. The Company cannot reliably predict the timing of when, or the exact effect which, these or similar initiatives could impact the pricing and profitability of, or demand for, the Company's products. Moreover, certain provisions of The Balanced Budget Act of 1997, such as the changes in the way Medicare Part A reimburses skilled nursing facilities, may change the way the Company's customers make renting and purchasing decisions, and could have a material adverse effect. The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue. There is no assurance that current or future initiatives will not have a material adverse effect on the Company.

     The Company's products are rented and sold principally to health care providers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. With the acquisition of the CH Medical Business, the Company also acts as a supplier of durable medical equipment under Federal law and, as such, furnishes products directly to customers and bills third party payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. In light of increased controls on Medicare spending, there is no assurance of the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers and other users of the Company's products and services are unable to obtain sufficient reimbursement, a material adverse impact may result.

Results of Operations

     Fiscal 1998 revenues were $180.9 million compared to $156.2 million, an increase of 16%. The revenue growth was attributable to a 15% increase in rental revenue and a 40% increase in sales, offset by a 14% decrease in other revenue. The growth in rental revenue is primarily attributable to the acquisitions of SpectraCair in September 1997, and the CH Medical Business and NPC in May and June 1998, respectively. These three acquisitions solidly established the Company in the therapeutic support surface rental business. Rental revenue related to medical equipment remained flat with the prior year, with increased revenues related to revenue share activities offset by decreases in the core rental business. The increases in revenue share activities related to increased volume primarily with existing customers. The decrease in the core rental business was principally attributable to a shift from rental to purchase by one of the Company's significant home care customers in the fourth quarter of fiscal 1997. The 1998 growth in sales revenue related to increased volume in the sales of parts, disposables and equipment, revenue share activities and growth in sales of medical gases which the Company initiated in the fourth quarter of fiscal 1997. The 1998 decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair by the Company as a result of its acquisition in September 1997 and a reduction in consulting services, partially offset by increased revenues from biomedical repair services and asset management projects.

     Currently, the Company is in a dispute with a significant vendor. The vendor wishes to terminate a contract with the Company and the Company intends to vigorously defend its rights under the contract. As such, the Company has filed a complaint in the Superior Court of New Jersey to protect its rights under the contract. Pursuant to the contract, the Company purchases parts and disposables and re-sells such products. The Company recognized $10.3 million in revenues in fiscal 1998 pursuant to this activity. The vendor also contended the Company was in arrears on its payments to the vendor. The Company has reviewed its internal books and records and disagrees with the vendor. However, the Company paid the vendor the alleged arrearage in order that the vendor could not contend the Company was in breach under the contract. The two parties have agreed to attempt to work out the dispute prior to litigation. The Company believes any such resolution will not have a material adverse effect on the Company results of operations.

     The operating loss for fiscal 1998 of $18.9 million includes charges of $35.0 million related to the Merger and the acquisition of the CH Medical Business in May 1998, a $3.4 million charge related to acquired receivables and a $6.0 million depreciation reserve to write down certain under utilized rental equipment to net realizable value. Exclusive of the items noted above, 1998 operating income decreased $3.1 million to $25.5 million principally as a result of investments in sales and operational personnel to facilitate the growth in support surfaces, disposable sales and outsourcing activities and increased depreciation and amortization expenses related to capital equipment purchases and the acquisitions.

     EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

     Exclusive of the charges noted above, adjusted EBITDA for 1998 increased $2.3 million to $61.2 million principally as a result of the items discussed above. The adjusted EBITDA margin for 1998 decreased to 34% from 38% primarily attributable to the growth in sales and revenue share activities that have lower margins than the Company's core rental businesses and increases in selling and operating expenses.

     Interest expense increased 40% to $23.7 million principally as a result of the substantial increase in debt incurred in connection with the Merger and the acquisition of the CH Medical Business and the termination of existing interest rate hedging contracts.

     On June 5, 1998, pursuant to the change of control provisions of the indenture for MEDIQ's 7.50% Exchangeable Subordinated Debentures due 2003 ("Exchangeable Debentures"), MEDIQ made a tender offer to repurchase the $10.1 million remaining outstanding balance. On July 3, 1998, MEDIQ redeemed $9.5 million of the Exchangeable Debentures pursuant to the tender offer and received 621,830 shares of NutraMax Products, Inc. ("NutraMax") common stock from escrow. Pursuant to the terms of the Company's stock purchase agreement with NutraMax, the Company returned the shares to NutraMax and received a $5.6 million cash payment on its note receivable from NutraMax. The Company recorded a gain of $1.1 million on this transaction as a result of recognizing substantially all of the remaining discount on the note.

     The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization and the nonrecognition for state income tax purposes of certain operating losses.

     As a result of the refinancing which occurred related to the Merger, the Company has recognized an extraordinary charge of $6.2 million ($4.3 million net of tax) as a result of the write off of deferred financing fees for the debt repaid.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, meet required debt payments, fund capital expenditures and complete planned maintenance and expansion. Management anticipates that the Company's operating cash flow, together with available borrowings under the New Credit Facility, will be sufficient to meet its working capital, capital expenditure and debt service requirements for the foreseeable future.

     In order to finance a portion of the cash consideration paid pursuant to the Merger, the Company entered into a $325.0 million New Credit Facility that replaced its former credit facility. The New Credit Facility consists of three facilities: (i) an eight year senior secured $200.0 million term loan facility (the "Term Loan Facility"); (ii) a six year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility"); and (iii) a six year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). Loans made under the Term Loan Facility are referred to herein as "Term Loans", advances made under the Revolving Credit Facility are referred herein as "Revolving Loans" and loans made under the Acquisition Facility are referred to herein as "Acquisition Loans".

     Borrowings under the New Credit Facility bear interest at a floating rate based upon, at the Company's option, (i) the higher of the prime rate of Banque Nationale de Paris or the Federal funds effective rate plus 0.5% plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%. In addition, the Company is required to pay commitment fees equal to 0.5% per year of the undrawn portion of the commitments in respect of the facilities. The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on certain performance goals.

     As of September 30, 1998, there were no borrowings outstanding under the Revolving Credit Facility or Acquisition Facility. All $200.0 million was outstanding under the Term Loan Facility. Principally, all of the outstanding balance under the Term Loan Facility bears interest at LIBOR plus 2.75%, or 8.50%. On December 10, 1998, the interest rate on the Term Loan Facility was reduced to 7.88% as a result of a reduction in LIBOR. Such rate will be in effect until June 10, 1999 when it will be adjusted to the then current LIBOR or prime rate.

     The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. Principal amounts, if any, outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term Loans, Revolving Loans and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any Facility Guarantor (as defined in the Credit Agreement). Such loans are required to be prepaid with 75% of the Excess Cash Flow (as defined in the Credit Agreement) of the Company or, if the Company's ratio of funded debt to pro forma EBITDA for the preceding twelve month period is less than 5.0 to 1.0, 50% of such Excess Cash Flow.

     At September 30, 1998, pursuant to the terms of the New Credit Facility and/or the indentures for the Notes and the Discount Debentures (the "Indentures"), the availability under the Revolving Credit Facility and the Acquisition Facility was limited to $29.8 million and $50.0 million, respectively.

     The New Credit Facility contains representations and warranties, financial and non-financial covenants, events of default and other provisions customary for credit facilities of this type. The Company paid certain syndication and administration fees, reimbursed certain expenses and provided certain indemnities, in each case which are customary for credit facilities of this type.

     In July 1998, the Company terminated its existing interest rate hedging contracts at a cost of approximately $.6 million which was reflected as interest expense in the Company's fourth quarter. In addition, the Company entered into new interest rate hedging contracts. On a notional amount of $100.0 million, the Company fixed its LIBOR rate at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted average floor rate of 5.03%.

     The Notes in the aggregate principal amount of $190.0 million are unsecured senior subordinated obligations of the Company and mature on June 1, 2008. The Notes bear interest at the rate of 11% per year, payable to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1, commencing December 1, 1998.

     The interest rate on the Notes was subject to increase in certain circumstances if the Company did not file a registration statement providing for a registered exchange offer for the Notes or if the registration statement was not declared effective on a timely basis or if certain other conditions were not satisfied. The Company filed such registration statement and completed such exchange offer in a timely manner in November 1998.

     The New Credit Facility and the Indentures include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and capital expenditures and pay dividends. The Company has substantial consolidated indebtedness. In addition, the Company expects to incur additional indebtedness in connection with its strategy of pursuing strategic acquisitions and expanding through internal growth. Such high leverage has important consequences for the Company, including the following: (a) the Company's ability to obtain additional financing for such acquisitions, working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) interest expense may reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (c) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements or pay dividends or force it to modify its operations; (d) substantial leverage may place the Company at a competitive disadvantage and may make it more vulnerable to a downturn in its business or the economy generally; (e) certain of such indebtedness of the Company is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (f) certain of such indebtedness is secured by substantially all the assets of the Company and its subsidiaries, possibly reducing its ability to obtain additional financing; and (g) the Company may be hindered in its ability to adjust rapidly to changing market conditions.

Relationship with MEDIQ

     MEDIQ is a holding company whose only substantial asset is its investment in the Company. As such, and as permitted by the Company's debt agreements, the Company will be required to fund the obligations of MEDIQ. As of September 30, 1998, MEDIQ had $3.0 million of current liabilities which will need to be paid by the Company in fiscal 1999. Additionally, MEDIQ does not have any current operating costs and expenses except cash interest of approximately $40,000 on the Exchangeable Debentures. Subsequent to fiscal 1999, the Company and MEDIQ do not anticipate the need for the Company to fund any significant expenditures of MEDIQ until fiscal 2003 when the Exchangeable Debentures become due and the Discount Debentures begin to pay cash interest. Currently, the Discount Debentures are deeply discounted and do not pay cash interest.

Market Risk Sensitivity

     In the fourth quarter of 1998 and in accordance with the terms of the New Credit Agreement, the Company entered into three interest rate swap contracts ("Swap Contracts"). The Swap Contracts hedge the Company's interest rate exposure and terminate in fiscal 2003. The Company did not enter into the Swap Contracts for trading or speculative purposes.

     In connection with the Merger, principally all of the Company's outstanding debt was repaid or refinanced. A comparison of the effects of material changes in interest rates from September 30, 1997 to September 30, 1998 is not meaningful.

     The information below summarizes the Company's market risks associated with debt obligations and Swap Contracts outstanding as of September 30, 1998. Fair values of debt instruments included herein have been determined based on quoted market prices where available. The fair values of interest rate instruments are the estimated amounts the Company would expect to pay to terminate the Swap Contracts. The information presented below should be read in conjunction with Notes H and I to the Company's Consolidated Financial Statements.

     For debt obligations, the table presents principal cash flows and related interest rates by fiscal year of maturity. Fixed interest rates disclosed represent the weighted average rates for the Company's capital leases, except where noted. Variable interest rates disclosed represent the weighted average rates of the portfolio at September 30, 1998. For interest rate swaps, the table presents notional amounts and related interest rates by fiscal year of maturity.

                        Expected Fiscal Year of Maturity
                       (in thousands, except percentages)


Debt                          1999        2000        2001        2002         2003       Thereafter        Total          FV
----                         ------      ------      ------      ------       ------      ----------       --------     --------
Fixed rate                   $1,537      $  262      $  166          --           --      $190,000 (a)     $191,965     $179,615
Average interest rate          9.61%       8.86%       8.08%         --           --         11.00%(a)

Variable rate                $  500      $2,000      $2,000      $2,000       $2,000      $191,500         $200,000     $200,000
Average interest rate          8.50%       8.50%       8.50%       8.50%        8.50%         8.50%


Interest
Rate Collars
------------

Notional amount                                                             $100,000                       $100,000     $ (2,183)
Cap                                                                             7.00%                          7.00%
Floor                                                                           5.03%                          5.03%

----------
(a)  Represents the Company's Notes.

     In July 1998, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million. The swap effectively fixes the Company's borrowing rate on $100.0 million of the Term Loan Facility at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. If the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate drops back below 6.25%. The anniversary dates for determining the three month LIBOR rate are the closest business day to January 3, April 3, July 3 and October 3 in each year. On the latest anniversary date, October 5, 1998, the three month LIBOR rate was 5.31%. The estimated cost to terminate this swap is $2.9 million.

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

     FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has preliminarily determined that it only operates in one business segment.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

     In July 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

Year 2000

     The Company continues to evaluate the risks associated with its operations as a result of Year 2000 compliant issues. The Company has evaluated these risks on three levels: internal and existing computer programs and applications; Medical Equipment and Support Surface rental equipment; and customers and suppliers. In evaluating these risks, the Company has considered the material implications of each of these items on its operations on and subsequent to January 1, 2000. The Company's internal business information systems have been analyzed for Year 2000 compliance and are believed to be Year 2000 compliant. The Company utilizes certain third party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions for such systems which may not be Year 2000 compliant could adversely effect the Company's operations, at this time, the Company believes that resolutions of this Year 2000 issue will not have a material adverse effect on the Company's operations or results of operations.

     A significant portion of the Company's revenues and operating income are directly related to the Company's ability to rent its Medical Equipment and Support Surfaces. Should a material portion of such equipment not be Year 2000 compliant, there could be a material adverse effect on the Company's results of operations. The Company has initiated formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's rental equipment may be vulnerable to Year 2000 issues. To date, approximately 95% of the equipment manufacturers have responded to the Company's requests. For manufacturers that have not yet responded, the Company has a formal follow up plan that is currently in process. The Company expects to complete its evaluation process of its Medical Equipment and Support Surface rental fleets by March 31, 1999. To date, based on responses from the equipment manufacturers, the Company believes it will be required to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance. The Company anticipates that all known modifications required to make its entire rental fleet Year 2000 compliant will be completed by September 30, 1999. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for Medical Equipment and Support Surface products whose manufacturers have not yet replied.

     Although the Company has significant relationships with its customers and suppliers, the Company has determined that no one individual customer or supplier could create a material adverse effect as a result of being Year 2000 noncompliant. However, should a number of individual customers be noncompliant, there could be a material adverse effect on the Company's operations and results of operations.

     Should a material portion of the Company's Medical Equipment and Support Surface rental fleets fail to become Year 2000 compliant, an interruption in or a failure of certain normal business activities or operations could occur. In addition, there can be no assurance that the systems of other companies on which the Company relies will be timely converted to be Year 2000 compliant and, therefore, not have a material adverse effect on the Company.

     The Company has not yet prepared any contingency plan for dealing with a worst case scenario, but anticipates it will do so by the end of fiscal 1999.

     The cost of compliance and the date on which the projects will be completed are based on estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of personnel trained in this area, the ability to obtain all necessary components or upgrade parts and similar uncertainties.

     Once a significant portion of the Company's medical equipment and support surface rental fleets are in compliance with Year 2000 issues, the Company believes it has significantly reduced the possibility of significant interruptions of normal operations.

     The above discussion contains forward looking statements that are subject to risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. The Company undertakes no obligations to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                 23

Consolidated Statements of Operations -
  Three Years Ended September 30, 1998                                       24

Consolidated Balance Sheets - September 30, 1998 and 1997                    25

Consolidated Statements of Stockholder's Equity (Deficiency) -
  Three Years Ended September 30, 1998                                       26

Consolidated Statements of Cash Flows -
  Three Years Ended September 30, 1998                                       27

Notes to Consolidated Financial Statements                                28-40

                          Independent Auditors' Report


MEDIQ/PRN Life Support Services, Inc.
Pennsauken, New Jersey


     We have audited the accompanying consolidated balance sheets of MEDIQ/PRN Life Support Services, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also include the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ/PRN Life Support Services, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

December 30, 1998

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Year Ended September 30,
                                                              -----------------------------------------
                                                                 1998            1997            1996
                                                              ---------       ---------       ---------
                                                                           (in thousands)
Revenues:
  Rental                                                      $ 142,736       $ 124,316       $ 114,275
  Sales                                                          27,928          19,922          11,696
  Other                                                          10,252          11,915          10,858
                                                              ---------       ---------       ---------
                                                                180,916         156,153         136,829
Costs and Expenses:
  Cost of sales                                                  22,659          16,334           9,534
  Operating                                                      63,072          46,139          47,934
  Selling                                                        16,590          13,353           8,795
  Management fees to parent                                         208           3,341             920
  General and administrative                                     20,586          18,048           9,629
  Merger and acquisition charges                                 35,021              --              --
  Depreciation and amortization                                  41,692          30,333          30,105
                                                              ---------       ---------       ---------
                                                                199,828         127,548         106,917
                                                              ---------       ---------       ---------
Operating (Loss) Income                                         (18,912)         28,605          29,912
Other (Charges) and Credits:
  Interest expense                                              (23,708)        (16,912)        (20,478)
  Interest income                                                   943             985              49
  Other - net                                                     1,124           6,989             589
                                                              ---------       ---------       ---------
(Loss) Income from Continuing Operations before
  Income Taxes                                                  (40,553)         19,667          10,072
Income Tax (Benefit) Expense                                    (12,257)          7,438           4,201
                                                              ---------       ---------       ---------
Loss from Continuing Operations before
  Discontinued Operations and Extraordinary Item                (28,296)         12,229           5,871
Discontinued Operations:
  Income from operations (net of income taxes of $3,027)             --              --           5,596
  Gain (Loss) on disposal (net of income taxes of
    $24,548 in 1997 and $(3,427) in 1996)                            --          36,432          (6,681)
                                                              ---------       ---------       ---------
                                                                     --          36,432          (1,085)
                                                              ---------       ---------       ---------
(Loss) Income before Extraordinary Item                         (28,296)         48,661           4,786
Extraordinary (Loss) Gain - Early Retirement of Debt
  (net of income taxes of $(1,863) in 1998,
  $(5,172) in 1997 and $(9) in 1996)                             (4,346)         (7,757)            (17)
                                                              ---------       ---------       ---------
Net (Loss) Income                                             $ (32,642)      $  40,904       $   4,769
                                                              =========       =========       =========

                 See Notes to Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30,
                                                             -------------------------
                                                                1998            1997
                                                             ---------       ---------
                                                                   (in thousands)
                                     Assets
Current Assets:

  Cash                                                       $   2,227       $   3,472
  Accounts receivable (net of allowance of $11,432 in
    1998 and $4,077 in 1997)                                    52,659          39,686
  Inventories                                                   21,820          13,047
  Deferred income taxes                                          5,221           2,010
  Other current assets                                           1,422           1,183
                                                             ---------       ---------
         Total Current Assets                                   83,349          59,398

Property, Plant and Equipment - net                            103,917         113,589
Goodwill - net                                                  91,121          57,056
Deferred Financing Costs - net                                  16,146           7,034
Other Assets                                                     7,354          10,215
                                                             ---------       ---------
Total Assets                                                 $ 301,887       $ 247,292
                                                             =========       =========

                Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
  Accounts payable                                           $  14,152       $   8,791
  Accrued expenses                                              17,597          20,605
  Other current liabilities                                        281             669
  Current portion of long term debt                              2,037          16,115
                                                             ---------       ---------
         Total Current Liabilities                              34,067          46,180
Senior Debt                                                    199,928         119,664
Subordinated Debt                                              190,000              --
Deferred Income Taxes                                           16,986          28,385
Other Liabilities                                                  504             990

Commitments and Contingencies (Note J)                              --              --

Stockholder's Equity (Deficiency):
  Common stock ($10 par value: authorized 2 shares;
    issued and outstanding 1)                                       10              10
  Capital in excess of par value                                24,112          86,457
  (Accumulated deficit) Retained earnings                      (28,124)         53,924
  Advances to parent                                          (135,596)        (88,318)
                                                             ---------       ---------
         Total Stockholder's Equity (Deficiency)              (139,598)         52,073
                                                             ---------       ---------
Total Liabilities and Stockholder's Equity (Deficiency)      $ 301,887       $ 247,292
                                                             =========       =========

                 See Notes to Consolidated Financial Statements

                      MEDIQ/PRN LIFE SUPPORT SERVICES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

                                               Common Stock                      (Accumulated
                                          -------------------     Capital in       Deficit)
                                          Shares                   Excess of       Retained       Advances
                                          Issued       Amount      Par Value       Earnings       to Parent
                                          ------       ------     ----------     ------------     ---------
                                                                (in thousands)
Balance October 1, 1995                        1       $   10       $164,661       $  3,728       $(112,515)
Net income                                                                            4,769
Increase in advances to parent-net                                                                   (9,470)
Dividends                                                            (65,699)         4,561          57,575
                                          ------       ------       --------       --------       ---------
Balance September 30, 1996                     1           10         98,962         13,058         (64,410)
Net income                                                                           40,904
Increase in advances to parent-net                                                                  (24,346)
Repurchase of warrants                                               (12,500)
Dividends                                                                 (5)           (38)            438
                                          ------       ------       --------       --------       ---------
Balance September 30, 1997                     1           10         86,457         53,924         (88,318)
Net loss                                                                            (32,642)
Increase in advances to parent-net                                                                 (159,045)
Capitalization of advances                                           (62,361)       (49,406)        111,767
Other                                                                     16
                                          ------       ------       --------       --------       ---------
Balance September 30, 1998                     1       $   10       $ 24,112       $(28,124)      $(135,596)
                                          ======       ======       ========       ========       =========

                 See Notes to Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended September 30,
                                                                             ----------------------------------------
                                                                                1998            1997           1996
                                                                             ---------       ---------       --------
Cash Flows From Operating Activities                                                       (in thousands)
------------------------------------
Net (loss) income                                                            $ (32,642)      $  40,904       $  4,769
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
         Depreciation and amortization                                          41,692          30,333         30,105
         Provision for deferred income taxes                                   (14,296)           (790)         1,026
         (Income) loss from discontinued operations                                 --         (36,432)         1,085
         Extraordinary item - early retirement of debt                           6,209           2,457             25
         Gain on sale of Cardinal stock                                             --          (9,213)            --
         Other                                                                     952           1,625         (1,705)
Increase (decrease), net of effects from acquisitions:
         Accounts receivable - net                                              (8,529)         (4,871)        (1,215)
         Inventories                                                            (6,504)         (6,397)        (2,433)
         Accounts payable                                                        4,775          (1,351)         2,444
         Accrued expenses                                                       (2,099)          4,330            (74)
         Deferred income taxes                                                    (314)         (9,048)        (4,046)
         Other current assets and liabilities                                      603          (2,613)           (64)
                                                                             ---------       ---------       --------
Net cash (used in) provided by operating activities                            (10,153)           8,934         29,917

Cash Flows From Investing Activities
------------------------------------
Purchase of equipment                                                          (20,022)        (15,458)       (18,073)
Acquisitions                                                                   (59,468)         (1,915)            --
Collection of notes receivable                                                   7,862              --             --
Proceeds from sale of discontinued operations                                       --         130,159             --
Other                                                                              753           1,201          2,719
                                                                             ---------       ---------       --------
Net cash (used in) provided by investing activities                            (70,875)        113,987        (15,354)

Cash Flows From Financing Activities
------------------------------------
Borrowings                                                                     390,000         214,000         12,010
Debt repayments                                                               (134,348)       (247,032)       (16,574)
Advances to parent                                                            (159,029)        (67,854)        (9,223)
Repurchase of warrants                                                              --         (12,500)            --
Deferred financing fees                                                        (16,840)         (8,874)            --
                                                                             ---------       ---------       --------
Net cash provided by (used in) financing activities                             79,783        (122,260)       (13,787)
                                                                             ---------       ---------       --------
(Decrease) increase in cash                                                     (1,245)            661            776
Cash:
  Beginning balance                                                              3,472           2,811          2,035
                                                                             ---------       ---------       --------
  Ending balance                                                             $   2,227       $   3,472       $  2,811
                                                                             =========       =========       ========
Supplemental disclosure of cash flow information:
  Interest paid                                                              $  15,998       $  18,101       $ 18,473
                                                                             =========       =========       ========
Supplemental disclosure of non cash investing and financing activities:
Equipment financed with long term debt and capital leases                    $     534              --       $    840
                                                                             =========       =========       ========

                 See Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

     Description of operations - MEDIQ/PRN Life Support Services, Inc. (the "Company") is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ"). The Company has wholly owned subsidiaries of which MEDIQ Management Services, Inc. is the only operating subsidiary. The Company rents movable critical care and life support medical equipment and support surfaces, distributes disposable products, accessories and repair parts used with the types of equipment and support surfaces it rents and provides outsourcing services to its customers in the healthcare industry throughout the United States.

     Principles of consolidation - The consolidated financial statements include the accounts of MEDIQ/PRN Life Support Services, Inc. and its subsidiaries. Investments in companies owned 20% to 50% were accounted for under the equity method of accounting. Investments in discontinued operations are stated at the lower of cost or net realizable value. In consolidation, all significant intercompany transactions and balances are eliminated.

     On May 20, 1998, MEDIQ completed a restructuring by contributing all of its subsidiaries except the Company to the Company. The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of MEDIQ's former subsidiaries for all periods presented.

     The subsidiaries contributed were (i) MEDIQ Management Services, Inc., (ii) MEDIQ Investment Services, Inc., (iii) MEDIQ Imaging Services, Inc. and (iv) MEDIQ Mobile X-Ray Services, Inc. MEDIQ Management Services, Inc. is the only operating subsidiary of the Company. Certain nonoperating entities that had been dissolved into MEDIQ in fiscal 1996 and 1997 were also treated as contributed for all periods presented.

     Inventories - Inventories, which consist primarily of disposable products, repair parts and raw materials for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

     Property, plant and equipment - Rental equipment, machinery and equipment, buildings and improvements and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment - 2 to 10 years and buildings and improvements - 10 to 25 years).

     Goodwill - The cost of acquired businesses in excess of the fair value of net assets is amortized on a straight line basis primarily over 20 years. Accumulated amortization was $16.7 million and $12.3 million as of September 30, 1998 and 1997, respectively. Amounts accumulated through the respective dates are adjusted for associated write offs.

     Deferred financing costs - Costs incurred in the issuance of long term debt are amortized on a straight line basis over the term of the related debt instrument. Accumulated amortization was $.7 million and $1.3 million as of September 30, 1998 and 1997, respectively. Amounts accumulated through the respective dates are adjusted in association with the early retirement of the related debt instruments.

     Carrying value of long term assets - The Company evaluates the carrying value of long term assets, including rental equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     Revenue recognition - Rental revenue is recognized in accordance with the terms of the related rental agreement and/or the usage of the related rental equipment. Revenues from other activities are recognized as services are rendered, income is earned or products are shipped.

     The Company entered into several revenue share arrangements with original equipment manufacturers ("OEMs") whereby the Company rents moveable medical equipment and support surfaces and sells disposable products owned by the OEMs to the Company's customers. Under these arrangements, the Company bills the customer and pays the OEMs a fee based upon a percentage of the amount billed. The Company bears the risk of loss relating to the equipment and collection of revenue. Revenue related to the rental equipment owned by the OEMs is included in rental revenue while the related fees are reflected in operating expenses. Revenue related to the sale of the OEMs' disposable products is included in sales while the related fees are reflected in cost of goods sold.

     Income taxes - The Company is included in the consolidated Federal tax return of MEDIQ. The Company's provision or benefit is determined as if all tax credits and losses are utilized currently. Calculation of the Company's income taxes on a separate return basis would not result in any change to the amounts reflected in the consolidated financial statements.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     Earnings per share - All of the Company's Common Stock is owned by MEDIQ. As such, the Company does not present earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per share".

     Reclassification of accounts - Certain reclassifications have been made to conform prior years' balances to the current year presentation.

Note B - Acquisitions

     On May 29, 1998, the Company purchased specified assets and rights of CH Industries, Inc. ("CHI"), certain subsidiaries (including CH Medical, Inc.) and subsidiaries and certain other parties (the "CH Medical Business") for a purchase price of $48.5 million in cash (subject to adjustment based on closing net asset adjustments), including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company financed the purchase price and related costs and expenses of the CH Medical Acquisition with the proceeds from Term Loans under the Senior Secured Credit Facility (see Note H). CHI developed various medical products utilized in patient care treatment and therapy. In addition to its development of medical products, CHI was a national sales, rental and service corporation specializing in patient beds, overlays, mattress replacement systems, pressure relieving pads and surfaces and other therapeutic support services. CHI developed, among other things, technology used in the manufacture of beds and frameless systems for hospitals, extended care facilities and homes to effectively treat the severe conditions and complications inherent to patients who are bed confined.

     On June 26, 1998, the Company acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, with contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC. NPC is a provider of air support therapy rental equipment including frameless and framed integrated bed systems.

     Both acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of purchase. The excess of the purchase price over the estimated fair values of the net assets acquired, $27.9 million for the CH Medical Business and $9.0 million for NPC, was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the CH Medical Business, the Company acquired five patents. Such patents were issued between September 1990 and February 1995. The Company has assigned a value to the patents based on its best estimate until a valuation is completed by an independent appraiser. Although the Company is unable to predict whether there will be an adjustment, if any, as a result of such valuation, the Company does not believe there will be any material adverse effect on the Company's results of operations. The Company incurred $2.6 million of costs related to severance and future purchase commitments as a result of the acquisition of the CH Medical Business. Such costs are reflected as Merger and Acquisition charges in the Consolidated Statement of Operations.

     Currently, the Company is in negotiations with CHI to resolve proposed closing net asset adjustments and guaranteed current asset realization. The Company cannot determine at this time the amount of funds, if any, it will ultimately receive as a result of such negotiations. The Company believes that the results of such negotiations will not have a material adverse effect on its financial position or results of operations.

     The operations of the CH Medical Business and NPC are included in the Company's Consolidated Statement of Operations from their respective acquisition dates. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions had occurred on October 1 of the respective periods. The unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions been made on such date.

                                                      Year Ended September 30,
                                                     --------------------------
                                                       1998              1997
                                                     --------         ---------
                                                           (in thousands)
                                                            (Unaudited)

Revenues                                             $207,814         $195,745
(Loss) income from continuing operations              (32,371)           6,904
Net (loss) income                                     (36,717)          35,579


     On September 18, 1997, the Company acquired the remaining 50% interest in its SpectraCair Joint Venture ("SpectraCair") from a subsidiary of Huntleigh Healthcare ("Huntleigh") for $1.9 million in cash and the assumption of Huntleigh's portion of the outstanding debt of SpectraCair. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was not material.

Note C - Dispositions

     In December 1996, the Company sold to NutraMax Products, Inc. ("NutraMax") all of the shares of NutraMax common stock owned by the Company and recognized an after tax gain of $4.8 million. The Company received from NutraMax $19.9 million in cash and an interest bearing promissory note in the amount of $16.4 million. The shares sold were placed in escrow in support of MEDIQ's 7.50% Exchangeable Subordinated Debentures ("Exchangeable Debentures"). The note is payable when the shares are delivered to NutraMax upon release from escrow. NutraMax shares are released from escrow upon the purchase or redemption of the Exchangeable Debentures by MEDIQ. In the event the

Exchangeable Debentures are exchanged into shares of NutraMax, the note is reduced on a pro rata basis. The note does not bear a market rate of interest for its full term and, accordingly, the note was discounted to $13.6 million. Repurchases of Exchangeable Debentures by MEDIQ in fiscal 1997 and 1998 resulted in the release from escrow and delivery of NutraMax common shares to NutraMax. Accordingly, the Company received $10.5 million and $5.6 million in cash on the note and recognized gains of $1.8 million and $1.1 million in 1997 and 1998, respectively. These gains are reflected in Other-net within Other Charges and Credits in the Consolidated Statement of Operations. At September 30, 1998, the balance of the note receivable was $.2 million.

     In May 1997, the Company sold the stock of Health Examinetics, Inc. for approximately $1.7 million, consisting of $.1 million in cash and an interest bearing promissory note in the amount of $1.6 million. The note bears interest at 7% per annum and matures in April 2003. Interest only is due on the note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after tax charge of $1 million, which was in addition to the estimated net loss on the disposal recorded in fiscal 1996. The charge is netted in Gain on Disposal within Income from Discontinued Operations in the Consolidated Statement of Operations.

     In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to a subsidiary of Integrated Health Services, Inc. ("IHS"). The consideration received was $5.3 million in cash and shares of IHS common stock valued at $5.2 million, with potential for additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount approximating carrying value. Also, in fiscal 1997 the Company received approximately $1.1 million in additional cash consideration.

     In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company recognized an after tax gain of $32.6 million on this transaction as a component of Income from Discontinued Operations in the Consolidated Statement of Operations. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt.

     Revenues from discontinued operations (excluding equity investees) were $2.5 million in 1997 and $28.5 million in 1996. No revenues were recorded in 1998.

Note D - Nonrecurring Charges

     On May 29, 1998, MEDIQ merged with another company, with MEDIQ being the surviving corporation. Certain costs incurred to effect the merger were recorded by the Company. Such costs aggregated $32.4 million and were charged to expense as Merger and Acquisition Charges in the Consolidated Statement of Operations. The costs consisted of $19.7 million related to the exercise of stock options outstanding at the date of the Merger, $6.7 million in incentive bonuses paid in connection with the merger and a one time $6.0 million management fee.

     In February 1997, MEDIQ entered into an agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS. Including the assumption of debt, the total purchase price was to be $138.0 million. In July 1997, MEDIQ and UHS were informed by the Federal Trade Commission ("FTC") that it was to take legal action to block the proposed transaction. Facing the likelihood of a protracted proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the FTC, in September 1997 the Company and UHS mutually terminated the proposed acquisition. The Company wrote off $4.0 million ($2.4 million net of taxes) of deferred acquisition and financing costs related to the proposed acquisition which is included in Other-net within Other Charges and Credits in the Consolidated Statement of Operations.

Note E - Inventory
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                           (in thousands)
Raw materials                                         $  2,791        $     --
Finished goods                                          19,029          13,047
                                                      --------        --------
                                                      $ 21,820        $ 13,047
                                                      ========        ========

Note F - Property, Plant and Equipment
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                           (in thousands)
Rental equipment                                      $236,828        $229,095
Equipment and fixtures                                  14,561          12,787
Building and improvements                                8,128           7,589
Land                                                       149             149
                                                      --------        --------
                                                       259,666         249,620
Less accumulated depreciation and amortization         155,749         136,031
                                                      --------        --------
                                                      $103,917        $113,589
                                                      ========        ========

     Depreciation and amortization expense related to property, plant and equipment was $36.9 million, $26.5 million and $26.3 million in 1998, 1997 and 1996, respectively. Fiscal 1998 included a $6.0 million charge to write down certain under utilized rental equipment to net realizable value.

Note G - Accrued Expenses
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                           (in thousands)
Interest                                              $  8,078           1,978
Payroll and related taxes                                2,490           3,588
Commissions                                              1,876           1,693
Severance                                                1,038           2,431
Government investigations                                   --           4,200
Insurance                                                1,433           1,960
Other                                                    2,682           4,755
                                                      --------        --------
                                                      $ 17,597        $ 20,605
                                                      ========        ========

Note H - Long Term Debt
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                           (in thousands)
Senior Debt:
  Term loans                                          $200,000        $128,933
  Revolving credit                                          --           3,500
  Capital lease obligations payable
    in varying installments through
    2001 at fixed rates from 8.1% to 13.6%               1,965           3,346
                                                      --------        --------
                                                       201,965         135,779
  Less current portion                                   2,037          16,115
                                                      --------        --------
                                                      $199,928        $119,664
                                                      ========        ========

                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                           (in thousands)
Subordinated Debt:
  11% senior subordinated notes due 2008              $190,000       $      --
                                                      ========       =========

     To finance a portion of the cash consideration pursuant to MEDIQ's merger and the CH Medical Acquisition and pay off certain outstanding debt, the Company undertook a refinancing consisting of: (i) a $325.0 million Senior Secured Credit Facility ("New Credit Facility") and (ii) $190.0 million principal amount of 11% Senior Subordinated Notes due 2008 ("Notes"). The New Credit Facility replaced a $260.0 million facility formerly in place.

     The New Credit Facility is secured by a (i) first priority lien and security interests in substantially all tangible and intangible assets of the Company and its subsidiaries presently owned and subsequently acquired or organized, (ii) first priority pledge of all capital stock of the Company's subsidiaries presently owned and subsequently acquired or organized and (iii) mortgage on the Company's corporate headquarters building and certain personal property therein. Also, each subsidiary of the Company presently owned and subsequently acquired or organized is a party to and an unconditional guarantor under the New Credit Facility.

     The New Credit Facility consists of (i) an eight year senior secured $200.0 million term loan facility (the "Term Loan Facility"), (ii) a six year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility") and (iii) a six year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). The Acquisition Facility is available through November 1999. Amounts borrowed under the Term and Acquisition Facilities and repaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid may be reborrowed.

     Borrowings under the New Credit Facility bear interest at a floating rate based upon, at the Company's option, (i) the higher of the prime rate of Banque Nationale de Paris or the Federal funds effective rate plus 0.5% plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%. At September 30, 1998, borrowings under the Term Loan Facility principally bear interest at 8.50%. On December 10, 1998, the interest rate was reduced to 7.88% as a result of a reduction in LIBOR. Such rate will be in effect until June 10, 1999, when it will be adjusted to the then current LIBOR or prime rate. In addition, commitment fees are required at 0.5% per year of the undrawn portion of the commitments in respect of the facilities. The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on meeting certain performance goals.

     Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term, Revolving and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any of its subsidiary guarantors. Such loans are required to be prepaid with 75% of the excess cash flow (as defined in the New Credit Agreement) of the Company or, if the Company's ratio of funded debt to pro forma earnings before interest, taxes, depreciation and amortization for the preceding 12 month period is less than 5.0 to 1.0, 50% of such excess cash flow.

     At September 30, 1998, pursuant to the terms of the New Credit Facility and/or the indentures for the Notes and MEDIQ's 13% Senior Discount Debentures due 2009 ("Discount Debentures"), availability under the Revolving Credit Facility and the Acquisition Facility was limited to $29.8 million and $50.0 million, respectively.

     The Notes, issued on May 29, 1998, are unsecured obligations of the Company maturing on June 1, 2008 and bear interest at 11% per year payable on June 1 and December 1. The Notes are supported by unconditional guaranties of each of the Company's subsidiaries presently owned and subsequently acquired or organized. Commencing June 1, 2003, the Notes may be redeemed at the Company's option at prices specified in the indenture. Prior to June 1, 2001, the Company may at its option redeem a limited amount of the Notes at a redemption price of 111%, plus accrued and unpaid interest, with proceeds from a public offering of equity securities. In the event of a change in control of the Company, the Company may be required to repurchase Notes at a redemption price of 101%, plus accrued and unpaid interest. The Notes are subordinate to senior indebtedness of the Company and its subsidiaries, including obligations under the New Credit Facility.

     Term loans and revolving credit advances outstanding at the date of MEDIQ's merger were repaid with proceeds from the refinancing described above. As a result of such refinancing, the Company recognized an extraordinary loss of $4.3 million (net of tax of $1.9 million) related to the write off of deferred financing costs.

     During 1998, weighted average interest rates incurred under the New Credit Facility were 8.64% for the Term Facility and 9.50% for the Revolving Credit Facility. No borrowings were made under the Acquisition Facility. Weighted average interest rates incurred in 1998 under the previous credit arrangements were 7.79% and 8.50% on respective term loans and 9.00% on revolving credit advances. Aggregate commitment fees incurred under all facilities in 1998 were $.4 million.

     The New Credit Facility and the indenture to the Notes include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers and consolidations, make investments and capital expenditures and pay dividends.

     Maturities of long term debt in the next five years are: $2.0 million in 1999; $2.3 million in 2000; $2.2 million in 2001; and $2.0 million in each of 2002 and 2003.

Note I - Financial Instruments

     The Company utilizes interest rate swap contracts to manage interest rate exposure. The principal object of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not use swap contracts for trading or other speculative purposes. The counterparties to these arrangements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not anticipate nonperformance by the counterparties.

     The Company enters into interest rate swap and interest rate collar contracts to reduce the impact of changes in interest rates on its floating rate debt. The swap contracts exchange floating rate for fixed interest payments periodically over the life of the contracts without the exchange of the underlying notional amounts. The notional amounts of swap contracts are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For swap contracts that effectively hedge interest rate exposures, the net cash amounts paid or received on the contract are accrued and recognized as an adjustment to interest expense.

     In July 1998, the Company entered into a new interest rate swap agreement in the notional amount of $100.0 million. The swap effectively fixes the Company's borrowing rate on $100.0 million of the Term Loan Facility at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. If the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate drops back below 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. The anniversary dates for determining the three month LIBOR rate are the closest business day to January 3, April 3, July 3 and October 3 in each year. On the latest anniversary date, October 5, 1998, the three month LIBOR rate was 5.31%. The estimated cost to terminate this swap at September 30, 1998 was $2.9 million.

     In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted average floor rate of 5.03%. The collars are in effect until July 2003. The estimated cost to terminate this collar at September 30, 1998 was $2.2 million.

     In July 1998, the Company terminated previously existing interest rate hedging contracts at a cost of approximately $.6 million, which was reflected as interest expense.

Note J - Commitments and Contingencies

     Leases - The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                 Capital            Operating
Year Ending September 30,                        Leases              Leases
-------------------------                        -------            ---------
                                                        (in thousands)
1999                                             $1,845              $ 5,294
2000                                                345                3,968
2001                                                312                2,601
2002                                                 --                1,572
2003 and thereafter                                  --                  778
                                                 ------              -------
Total minimum lease payments                      2,502              $14,213
                                                                     =======
Less amount representing interest                   537
                                                 ------
Present value of minimum lease payments          $1,965
                                                 ======

     Total rent expense under operating leases was $5.7 million, $5.6 million and $5.1 million in 1998, 1997 and 1996, respectively. Certain leases, which are for terms of up to five years, contain options to renew for additional periods.

     At September 30, 1998, rental equipment and machinery and equipment included assets under capitalized lease obligations of $7.0 million, less accumulated amortization of $3.0 million.

     Purchase commitments - The Company entered into two long term agreements to purchase approximately $14.5 million of products in the next fiscal year. The Company purchased $13.8 million, $1.2 million and $5.9 million under purchase commitment agreements in 1998, 1997 and 1996, respectively.

     Employment agreements - The Company maintains employment agreements with its two Executive Officers and certain officers of its subsidiaries. Such agreements, which automatically renew each year unless terminated as described in the agreement, provide for minimum salary levels, adjusted annually in accordance with Company policy, as well as for incentive bonuses that are payable if specified management goals are attained. A majority of the employment agreements contain provisions for severance payments unless the individual is terminated for cause or resigns. As of September 30, 1998, the aggregate minimum commitment under these employment agreements, excluding bonuses, was approximately $6.3 million.

     Management agreement - As a result of MEDIQ's merger, the Company entered into a management agreement with certain investors of MEDIQ for them to provide business and organizational strategy, financial and investment management and merchant and investment banking services. The annual management fee is the greater of $1.0 million or 1.5% of EBITDA (as defined in the agreement). The Company paid $.3 million under the management agreement in 1998.

Investigations and legal proceedings - In July 1998, MEDIQ Mobile X-Ray Services, Inc., whose assets were sold in November 1996 and as a result of the reorganization is now a subsidiary of the Company, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed of the nature or scope of the investigation.

     MEDIQ Imaging Services, Inc., the assets of which were sold by the Company in August 1995, was the subject of a civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the United States Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging cooperated in the investigation and denied any wrongdoing. In December 1997, the Company reached a settlement with the United States Government for $4.2 million, which was fully reserved as of September 30, 1997. The settlement represents the repayment of alleged excess Medicare reimbursements.

     On June 12, 1996, the Company, ATS Medical Services, Inc. ("ATS") and MEDIQ Mobile X-Ray Services, Inc. were sued in United States District Court for the Middle District of Pennsylvania by former employees of ATS. The lawsuit alleges that the former employees were wrongfully terminated and asserts claims pursuant to the whistleblower provision of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. In December 1997, the Company, without admission of guilt and desiring to avoid the expense of further litigation, reached a settlement, the amount of which was immaterial to the Company's financial statements.

     The Company has pending other legal claims incurred in the normal course of business which the Company believes will not have material effect on the consolidated financial statements.

     Vendor dispute - Currently, the Company is in a dispute with a significant vendor. The vendor wishes to terminate a contract with the Company and the Company intends to vigorously defend its rights under the contract. As such, the Company has filed a complaint in the Superior Court of New Jersey to protect its rights under the contract. Pursuant to the contract, the Company purchases parts and disposables and re-sells such products. The Company recognized $10.3 million in revenues in fiscal 1998 pursuant to this activity. The vendor also contended the Company was in arrears on its payments to the vendor. The Company has reviewed its internal books and records and disagrees with the vendor. However, the Company paid the vendor the alleged arrearage in order that the vendor could not contend the Company was in breach under the contract. The two parties have agreed to attempt to work out the dispute prior to litigation. The Company believes any such resolution will not have a material adverse effect on the Company results of operations.

     Reimbursements - The Company's products are rented and sold principally to health care providers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. With the acquisition of the CH Medical Business, the Company also acts as a supplier of durable medical equipment under Federal law and, as such, furnishes products directly to customers and bills third party payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. In light of increased controls on Medicare spending, there is no assurance of the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers and other

Note K - Fair Value of Financial Instruments

users of the Company's products and services are unable to obtain sufficient reimbursement, a material adverse impact may result.

     Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Accounts receivable and accounts payable - The carrying amounts of these items are an estimate of their fair values at September 30, 1998.

     Long term debt (excluding capital lease obligations) - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The carrying amount and estimated fair value of long term debt are $392.0 million and $379.6 million, respectively.

     Interest rate instruments - The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at September 30, 1998, taking into account current interest rates and the current creditworthiness of the counterparties. At September 30, 1998, the notional amounts were $200 million, there was no carrying value and the fair value was $5.1 million, which represents the cost to settle these instruments.

     The fair value estimates presented herein are based on information available to management as of September 30, 1998, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

Note L - Income Taxes

     Income tax (benefit) expense relating to continuing operations consisted of:

                                                 Year Ended September 30,
                                         ---------------------------------------
                                           1998             1997           1996
                                         --------         -------         ------
                                                      (in thousands)
Current:
  Federal                                $     --         $ 8,177         $2,903
  State                                       176              51            272
                                         --------         -------         ------
                                              176           8,228          3,175
                                         --------         -------         ------
Deferred:
  Federal                                 (12,433)           (629)           866
  State                                        --            (161)           160
                                         --------         -------         ------
                                          (12,433)           (790)         1,026
                                         --------         -------         ------
Total income tax (benefit) expense       $(12,257)        $ 7,438         $4,201
                                         ========         =======         ======

     The differences between the Company's income tax (benefit) expense and the income tax (benefit) expense computed using the Federal income tax rate were:

                                                 Year Ended September 30,
                                         ---------------------------------------
                                           1998             1997           1996
                                         --------         -------         ------
                                                      (in thousands)
 Statutory federal tax (benefit)
   expense                               $(13,788)        $ 6,687        $ 3,425
 State income taxes, net of federal
   income taxes                               116             (72)           285
 Goodwill amortization                        916             349            338
 Other items - net                            499             474            153
                                         --------         -------        -------
 Income tax (benefit) expense            $(12,257)        $ 7,438        $ 4,201
                                         ========         =======        =======

     Significant components of the Company's deferred tax assets and liabilities were:

                                                 September 30,
                                          -----------------------
                                            1998             1997
                                          -------         -------
Liabilities:                                   (in thousands)
  Depreciation                            $27,139         $27,989
  Intangible assets                         2,543           2,050
  Accrued expenses                          1,944           1,917
  Prepaid expenses                             48             117
  Other                                       117             768
                                          -------         -------
     Gross deferred tax liabilities        31,791          32,841
Assets:
  Net operating and capital loss
    carry forwards                          5,228           3,003
  Tax credit carry forwards                   208             208
  Accrued expenses and reserves             9,110           4,906
  Intangible assets                         2,853             364
  Other                                     7,855             988
                                          -------         -------
     Gross deferred tax assets             25,254           9,469
  Valuation allowance                      (5,228)         (3,003)
                                          -------         -------
                                           20,026           6,466
                                          -------         -------
Net deferred tax liability                $11,765         $26,375
                                          =======         =======

     At September 30, 1998, the Company had a receivable for income taxes from MEDIQ of $9.3 million, and tax credits of approximately $.2 million that expire through 2003. State net operating losses of $87.1 million expire in varying amounts through 2018, and are fully reserved in the valuation allowance.

Note M - Related Party Transactions

     Management fees to MEDIQ - MEDIQ is a nonoperating holding company which derives all of its revenue from management fees charged to the Company. The management fees were based upon the level of services provided by MEDIQ. Actual costs for these services cannot be reasonably estimated for the Company on a stand alone basis. The Company incurred management fees of $.2 million, $3.3 and $.9 million in fiscal 1998, 1997 and 1996, respectively.

     Pension plan - The Company participates in a noncontributory pension plan maintained by MEDIQ which provides retirement benefits to substantially all of the Company's employees. Employees generally are eligible to participate in the plan after one year of service and become fully vested after five years of service. The plan provides defined benefits based on years of credited service and compensation. The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by ERISA. The Company made contributions to the pension plan of $.4 million in each of 1998, 1997 and 1996.

     Advances to MEDIQ - The Company advances funds to MEDIQ for debt service including interest payments, pension contributions, Federal income tax payments and miscellaneous corporate expenditures and, in 1998, to effect MEDIQ's merger. Amounts advanced to MEDIQ totaled $135.6 million and $88.3 million at September 30, 1998 and 1997, respectively. These advances are classified as a component of Stockholder's Equity (Deficiency) due to their related party nature and the lack of financial resources of MEDIQ to repay such advances. During 1998 in connection with MEDIQ's merger, the Company capitalized $111.8 million in advances.

     MEDIQ does not have any current operating costs and expenses except cash interest of approximately $40,000 on the 7.50% Exchangeable Subordinated Debentures due 2003 ("Exchangeable Debentures"). As of September 30, 1998, MEDIQ had $3.0 million of current liabilities that will need to be paid by the Company in fiscal 1999. Subsequent to fiscal 1999, the Company and MEDIQ do not anticipate the need for the Company to fund any significant expenditures of MEDIQ until fiscal 2003 when MEDIQ's Exchangeable Debentures become due and MEDIQ's Discount Debentures begin to pay cash interest. Currently, the Discount Debentures are deeply discounted and do not pay cash interest.

     MEDIQ's assets consist primarily of its investment in the Company. As of September 30, 1998, MEDIQ's remaining liabilities consist primarily of the amounts due to the Company, $.5 million of Exchangeable Debentures, $77.6 million of Discount Debentures, $113.0 million of mandatorily redeemable preferred stocks (including accrued and unpaid dividends) and approximately $1.3 million of accrued expenses and other liabilities. Accordingly, the Company will be required to fund such amounts to MEDIQ in order for MEDIQ to meet its obligations.

Note N - Business Segment Data

     The Company operates primarily in one business segment. The Company rents movable medical equipment and support surfaces on a short term basis nationwide and distributes a variety of disposable products, accessories and repair parts used with the types of equipment it rents. This segment represents more than 90% of the consolidated revenues and assets exclusive of corporate assets.

Note O - New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has preliminarily determined that it only operates in one business segment.

     In February 1998, FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

     In July 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

Note P - Subsidiary Guarantor Summarized Financial Information

     The wholly owned consolidated subsidiaries of the Company (the "Subsidiary Guarantors") each jointly and severally guarantee the Company's Notes on a full and unconditional basis. The Company does not presently have any non guarantor subsidiaries. The Company believes that the contribution by the Subsidiary Guarantors to the financial position and results from continuing operations of the consolidated group is not material. Accordingly, the separate financial statements of the Subsidiary Guarantors are not included.

     Summarized combined financial information for the Subsidiary Guarantors was:

                                                            September 30,
                                                      -------------------------
                                                        1998              1997
                                                      -------           -------
                                                             (in thousands)
     Balance Sheet Data:
       Current assets                                 $ 2,105           $ 2,579
       Noncurrent assets                                  113             6,903
       Current liabilities                              1,353             6,593

                                                   Year Ended September 30,
                                              ---------------------------------
                                                1998         1997         1996
                                              -------      -------      -------
                                                        (in thousands)
     Income Statement Data:
       Revenues                               $ 2,774      $ 3,294      $ 3,820
       Operating income (loss)                     66          (87)        (138)
       (Loss) income from continuing
          operations                             (182)       6,648          992
       Net (loss) income                         (182)      43,080         (110)

     In 1997, the Subsidiary Guarantors recognized a $6.1 million net gain on the sale of certain assets and a $37.1 million net gain on the disposal of discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

     The information called for by Items 10, 11, 12 and 13 has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data                       Page
                                                                           ----
         Report of Independent Auditors                                     23
         Consolidated Statement of Operations                               24
         Consolidated Balance Sheets                                        25
         Consolidated Statements of Stockholder's Equity (Deficiency)       26
         Consolidated Statements of Cash Flows                              27
         Notes to Consolidated Financial Statements                      28-40

         The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)   Financial Statement Schedules

         Included in Part IV of this report:

                  Schedule II - Valuation and Qualifying Accounts and Reserves

         Other Schedules are omitted because they are not applicable.

(a)(3)   Exhibits


Exhibit      Description                                 Incorporation Reference
-------      -----------                                 -----------------------
 2.1         Agreement and Plan of Merger                Exhibit 2.1 to Schedule 13D
             among Cardinal Health, Inc.,                filed by Cardinal Health,
             Panther Merger Corp., PCI Services,Inc.     July 29, 1996.
             Inc. and MEDIQ dated July 23, 1996.

 2.2         Amended and restated Stock Purchase         Exhibit 2(a) to Annual Report on
             Agreement among MEDIQ, MEDIQ Investment     Form 10-K filed by NutraMax Products, Inc.
             Services, Inc. and NutraMax Products,       for the fiscal year ended September 28, 1996.
             Inc. dated November 20, 1996

 2.3         Affiliate Letter to Cardinal Health,        Exhibit 4 to Current Report on Form 8-K
             Inc. from MEDIQ dated August 16,            filed by MEDIQ October 21, 1996.
             1996.

 2.4         Asset Purchase Agreement by and             Exhibit 2.5 to Annual Report on
             among MEDIQ Mobile X-Ray Services,          Form 10-K filed by MEDIQ on
             Inc., MEDIQ and Symphony Diagnostic         December 30, 1996.
             Services No. 1, Inc. dated
             November 6, 1996.


 2.5         Agreement and Plan of Merger between        Annex A of the Proxy Statement/Prospectus
             MQ Acquisition Corp and MEDIQ dated         included in Registration Statement
             January 14, 1998, as amended April 27,      No. 333-46233 filed by MEDIQ on February 13, 1998.
             1998

 2.6         Asset Purchase Agreement among CH           Exhibit 2 to Current Report on Form 8-K
             Medical, Inc., MEDIQ/PRN Life Support       filed by MEDIQ on April 28, 1998.
             Services, Inc. and the other parties
             Named therein dated April 24, 1998.

 3.1         Certificate of Incorporation.               Filed herewith.


Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------
 3.2         By-Laws.                                    Filed herewith.

 4.1         Credit Agreement among MEDIQ/PRN            Exhibit 4.3 to Current Report on
             Life Support Services, Inc., the            Form 8-K filed by MEDIQ on January 15, 1998.
             Lender Parties party thereto, Banque
             Nationale de Paris, NationsBank, N.A.
             and Credit Suisse First Boston dated
             May 29, 1998.

 4.2         Indenture dated as of May 15, 1998          Exhibit 4.2 to Current Report on Form 8-K
             among MEDIQ/PRN Life Support Services,      filed by MEDIQ on June 15, 1998.
             Inc., the Subsidiary Guarantors and
             United States Trust Company of New York
             for 11% Senior Subordinated Notes due
             2008, Form of Old Note and Form of
             New Note.

 4.3         Registration Rights Agreement dated         Exhibit 4.5 to Current Report on Form 8-K
             May 21, 1998 among MEDIQ, MEDIQ/PRN         filed by MEDIQ on June 15, 1998.
             Life Support Services, Inc., Subsidiary
             Guarantors, Credit Suisse First Boston,
             NationsBanc Montgomery Securities LLC and
             Banque Nationale de Paris.

 4.4         Registration Rights Agreement dated         Exhibit 4.6 to Current Report on Form 8-K
             as of May 29, 1998 among MEDIQ, MEDIQ/PRN   filed by MEDIQ on June 15, 1998.
             Life Support Services, Inc., the investors
             named therein and MQ Acquisition
             Corporation.

 4.5         Asset Purchase Agreement dated June 26,     Exhibit 4 to Quarterly Report on Form 10-Q
             1998 among MEDIQ/PRN Life Support           filed by MEDIQ on August 14, 1998.
             Services, Inc., National Patient Care
             Systems, Inc. and other parties
             named therein.

10.1         MEDIQ Executive Security Plan               Exhibit 10.6 to Annual Report on
                                                         Form 10-K filed by MEDIQ on
                                                         January 12, 1996.

10.2         1998 MEDIQ Incorporated Stock               Exhibit 10.5 to Annual Report on
             Option Plan adopted October 1, 1998.        Form 10-K filed by MEDIQ on
                                                         January 4, 1999.

10.3         Employment contract with Thomas E.          Exhibit 10.9 to Annual Report on
             Carroll dated as of April 27, 1995.         Form 10-K filed by MEDIQ on
                                                         January 12, 1996.

10.3(a)      Amendment No. 1 to Employment               Exhibit 10.9(a) to Annual Report on
             contract with Thomas E. Carroll             Form 10-K filed by MEDIQ on December 23, 1997.
             dated  as of November 14, 1997.


Exhibit      Description                                 Incorporation Reference
-------      -----------                                 -----------------------
10.4         Employment contract with Jay M.             Exhibit 10.10 to Annual Report on
             Kaplan dated as of June 20, 1995.           Form 10-K filed by MEDIQ on
                                                         January 12, 1996.

11           Statement re: computation of per share      Not required.
             earnings.

21           Subsidiaries of the Registrant.             Not required.

27           Financial Data Schedule                     Filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)


-------------------------------------------------------------------------------------------------------------------------
         COL. A                               COL. B                          COL. C            COL. D           COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
         Description                        Balance at        Charged to          (1)                          Balance at
                                            Beginning         Costs and        Charged to         (2)            End of
                                            of Period          Expenses      Other Accounts    Deductions        Period

Year ended September 30, 1998:
     Allowance for doubtful accounts         $4,077             $7,912          $2,482           $3,039         $11,432
                                             ======             ======          ======           ======         =======

Year ended September 30, 1997:
     Allowance for doubtful accounts         $2,377             $3,240          $  478           $2,018         $ 4,077
                                             ======             ======          ======           ======         =======

Year ended September 30, 1996:
     Allowance for doubtful accounts         $2,201             $1,237          $   --           $1,061         $ 2,377
                                             ======             ======          ======           ======         =======

----------
(1) Primarily represents allowances for doubtful accounts related to acquisitions.

(2)  Represents accounts directly written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 4, 1999                MEDIQ Incorporated

                                          /s/ Thomas E. Carroll
                                          -------------------------------------
                                      BY: Thomas E. Carroll
                                          President and Chief Executive Officer


                                          /s/ Jay M. Kaplan
                                          -------------------------------------
                                      BY: Jay M. Kaplan
                                          Senior Vice President - Finance,
                                          Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


     Signature                  Title                                Date
     ---------                  -----                                ----
/s/ Thomas E. Carroll       Director, President and             January 4, 1999
------------------------    Chief Executive Officer
Thomas E. Carroll


/s/ Jay M. Kaplan           Director, Senior Vice President -   January 4, 1999
------------------------    Finance, Treasurer and Chief
Jay M. Kaplan               Financial Officer


/s/ Alan S. Einhorn         Director and Vice President/        January 4, 1999
------------------------    General Counsel
Alan S. Einhorn