Form 10-Q
period 1998-12-31
MEDIQ PRN LIFE SUPPORT SERVICES INC
filed 1999-02-16
CIK 887420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 1998        Commission File Number: 1-11286


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

As of February 2, 1999, there were 1,000 shares of Common Stock, par value $10 outstanding and owned by MEDIQ Incorporated.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                        Quarter Ended December 31, 1998

                                     INDEX


                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

        Condensed Consolidated Statements of Operations --                  4
        Three Months Ended December 31, 1998 and 1997
        (Unaudited)

        Condensed Consolidated Balance Sheets --                            5
        December 31, 1998 (Unaudited) and September 30, 1998

        Condensed Consolidated Statements of Cash Flows --                  6
        Three Months Ended December 31, 1998 and 1997 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited)    7

   Item 2. Management's Narrative Analysis of Results of Operations       8 - 9


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               10

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                        Quarter Ended December 31, 1998


                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended December 31,
                                                    1998                1997
                                                  --------            --------
                                                         (in thousands)
Revenues:
  Rental                                          $ 41,187            $ 33,395
  Sales                                              8,591               6,694
  Other                                              2,672               2,555
                                                  --------            --------
                                                    52,450              42,644

Costs and Expenses:
  Cost of sales                                      6,444               5,491
  Operating                                         16,459              14,446
  Selling                                            6,974               3,619
  General and administrative                         6,449               5,093
  Depreciation and amortization                      9,919               8,292
                                                  --------            --------
                                                    46,245              36,941
                                                  --------            --------

Operating Income                                     6,205               5,703

Other (Charges) and Credits:
  Interest expense                                 (10,681)             (3,409)
  Other - net                                          107                 228
                                                  --------            --------

(Loss) Income before Income Taxes                   (4,369)              2,522
Income Tax (Benefit) Expense                        (1,502)              1,123
                                                  --------            --------

Net (Loss) Income                                 $ (2,867)           $  1,399
                                                  ========            ========

            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   December 31,    September 30,
                                                                       1998             1998
                                                                   ------------    -------------
                                                                   (Unaudited)   (See note below)
                                     Assets

Current Assets:
  Cash                                                              $   1,282       $   2,227
  Accounts receivable (net of allowance of $12,173 and
    $11,432, respectively)                                             61,528          52,659
  Inventories                                                          22,906          21,820
  Other current assets                                                  9,368           6,643
                                                                    ---------       ---------
        Total Current Assets                                           95,084          83,349

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $163,689 and $155,749, respectively)            101,373         103,917
Goodwill (net of accumulated amortization of $18,012
  and $16,658, respectively)                                           93,224          91,121
Deferred Financing Costs (net of accumulated amortization
  of $1,136 and $664, respectively)                                    15,893          16,146
Other Assets                                                            7,585           7,354
                                                                    ---------       ---------

Total Assets                                                        $ 313,159       $ 301,887
                                                                    =========       =========

                    Liabilities and Stockholders' Deficiency

Current Liabilities:
  Accounts payable                                                  $  12,814       $  14,152
  Accrued expenses                                                     12,382          17,597
  Other current liabilities                                               233             281
  Current portion of long term debt                                     2,259           2,037
                                                                    ---------       ---------

        Total Current Liabilities                                      27,688          34,067

Senior Debt                                                           222,269         199,928
Subordinated Debt                                                     190,000         190,000
Deferred Income Taxes                                                  15,484          16,986
Other Liabilities                                                         321             504

Stockholders' Deficiency                                             (142,603)       (139,598)
                                                                    ---------       ---------

Total Liabilities and Stockholders' Deficiency                      $ 313,159       $ 301,887
                                                                    =========       =========

Note: The balance sheet at September 30, 1998 has been condensed from the audited financial statements at that date.


            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months Ended December 31,
                                                                     1998               1997
                                                                   --------           --------
                                                                          (in thousands)
Cash Flows From Operating Activities

Net (loss) income                                                  $ (2,867)          $ 1,399
Adjustments to reconcile net (loss) income to net cash
  used in operating activities                                      (10,228)           (1,860)
                                                                   --------           -------
Net cash used in operating activities                               (13,095)             (461)

Cash Flows From Investing Activities

Purchases of equipment                                               (4,823)           (8,280)
Acquisition                                                          (5,000)               --
Other                                                                  (233)            2,573
                                                                   --------           -------
Net cash used in investing activities                               (10,056)           (5,707)

Cash Flows From Financing Activities

Borrowings                                                           23,000             8,000
Debt repayments                                                        (437)           (2,034)
Deferred financing fees                                                (219)               --
Advances (to) from MEDIQ - net                                         (138)            1,217
                                                                   --------           -------
Net cash provided by financing activities                            22,206             7,183
                                                                   --------           -------
(Decrease) increase in cash                                            (945)            1,015
Cash:
  Beginning balance                                                   2,227             3,472
                                                                   --------           -------
  Ending balance                                                   $  1,282           $ 4,487
                                                                   ========           =======

            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1998 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

The Company is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ").

Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Inventory
                                                  December 31,    September 30,
                                                      1998            1998
                                                  ------------    -------------
                                                         (in thousands)

        Raw materials                               $ 2,696          $ 2,791
        Finished goods                               20,210           19,029
                                                    -------          -------
                                                    $22,906          $21,820
                                                    =======          =======

Note C - Long Term Debt

At December 31, 1998, the amount outstanding under the revolving credit facility was $23.0 million at a weighted average interest rate of 8.15%, compared to no amount outstanding at September 30, 1998. The weighted average interest rate incurred on borrowings under this facility during the three months ended December 31, 1998 was 8.20%. Amounts borrowed were used primarily for interest payments, equipment purchases, working capital and other corporate purposes.

Note D - Acquisitions

The Company purchased the assets of one business in November 1998 and acquired individually two separate businesses, one each in January and February 1999. The assets and businesses acquired primarily relate to equipment rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses were included in the Company's results of operations from the respective dates of acquisition. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate are not material.

Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of December 31, 1998 and results of operations for the three month periods ended December 31, 1998 and 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, to which the reader is directed for additional information.

The following information contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this report.

Seasonality

In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Revenues for the first quarter fiscal 1999 were $52.5 million compared to $42.6 million for the first quarter fiscal 1998, an increase of 23.2%, or $9.9 million. This revenue growth was attributed to an increase in rental revenue of 23.3%, or $7.8 million, an increase in sales of 28.3%, or $1.9 million, and an increase in other revenue of 4.6%, or $.1 million. The increase in rental revenue was attributable to an increase in support surfaces rentals, principally due to acquisitions in May and June 1998 of businesses specializing in the rental of support surfaces. The increase in sales resulted from increased sales of disposables of $.9 million, or 17.6%, and equipment of $.9 million. These increases resulted from increased volume due to product expansion and the positive impacts of an acquisition in May 1998.

The Company completed one acquisition in November 1998 and two acquisitions in the second quarter of fiscal 1999 that are expected to contribute combined annual revenues of approximately $11.0 million, based on the most recent annual revenues available for each acquisition.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $16.1 million for the first quarter fiscal 1999 compared to $14.0 million for the first quarter fiscal 1998. The increased revenues discussed above were partially offset by increased costs and expenses, exclusive of depreciation and amortization, of $7.7 million, or 26.8%. This increased level of costs and expenses was broad based and associated with the increased operational needs of the organization due to the overall business growth experienced and anticipated by the Company. Cost of sales increased $1.0 million, or 17.4%, and was directly related to the increased sales. The profit margin on sales improved to 25.0% in the first quarter fiscal 1999 compared to 18.0% in the first quarter fiscal 1998, reflecting greater weighting of sales of higher margin support surfaces. Selling expense increased $3.4 million due to increased sales support on a national basis for the expanded support surfaces business. The increased level of operating and general and administrative expenses were primarily due to employee costs associated with a larger work force employed to meet the increased operational needs related to the Company's growth, increased service requirements associated with a larger and expanded product fleet, additional occupancy costs associated with 17 new branch offices opened in fiscal 1998 to support the expanded support surfaces business and management fees incurred as a result of MEDIQ's merger in May 1998. EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities and should not be construed as an indication of a company's performance or as a measure of liquidity.

Operating income for the first quarter fiscal 1999 was $6.2 million compared to $5.7 million for the first quarter fiscal 1998, an increase of 8.8%. Depreciation and amortization increased by $1.6 million, or 19.6%, due to added capital equipment purchased and acquired and increased goodwill related to the Company's acquisitions.

Interest expense increased by $7.3 million in the first quarter fiscal 1999 compared to the first quarter fiscal 1998 principally due to the substantially higher level of debt incurred in connection with MEDIQ's merger and acquisitions.

An income tax benefit was associated with the reported pretax loss in the first quarter fiscal 1999 compared to the income tax expense associated with the reported pretax income in the first quarter fiscal 1998. The effective income tax rate was lower for the first quarter fiscal 1999 compared to the first quarter fiscal 1998 because no state income tax benefit was recognized on the reported first quarter fiscal 1999 pretax loss compared to state income tax expense recognized on the reported first quarter fiscal 1998 pretax income.

There was a net loss of $2.9 million for the first quarter fiscal 1999 compared to net income of $1.4 million for the first quarter fiscal 1998. The Company expects that it will continue to report a net loss due to the substantial interest requirements, combined with noncash depreciation and amortization.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                        Quarter Ended December 31, 1998


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

27    Financial Data Schedule appears on page 12.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
      December 31, 1998.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                        Quarter Ended December 31, 1998


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDIQ/PRN Life Support, Services, Inc.
                                      --------------------------------------
                                                   (Registrant)


February 16, 1999                     /s/ Jay M. Kaplan
-----------------                         -------------------------------------
      Date)                               Jay M. Kaplan
                                          Senior Vice President-Finance,
                                          Treasurer and Chief Financial Officer