Form 10-Q
period 1999-03-31
MEDIQ PRN LIFE SUPPORT SERVICES INC
filed 1999-05-17
CIK 887420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended:  March 31, 1999         Commission File Number:  1-11286

                      MEDIQ/PRN Life Support Services, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        95-3692387
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

               One MEDIQ Plaza, Pennsauken, New Jersey   08110
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (609) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO ____


As of May 4, 1999, there were 1,000 shares of Common Stock, par value $10 outstanding and owned by MEDIQ Incorporated.



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1999

                                      INDEX
                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                  4
         Three and Six Months Ended March 31, 1999 and 1998
         (Unaudited)

         Condensed Consolidated Balance Sheets-                            5
         March 31, 1999 (Unaudited) and
         September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                  6
         Six Months Ended March 31, 1999 and 1998
         (Unaudited)

         Notes to Condensed Consolidated Financial                         7
         Statements (Unaudited)

  Item 2.  Management's Narrative Analysis of                            8 - 9
             Results of Operations


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               10

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1999



                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)



                                          Three Months Ended             Six Months Ended
                                               March 31,                    March  31,
                                          1999          1998           1999           1998
                                        -------       --------       --------      ---------
Revenues:
  Rental                              $  45,954      $  36,599      $  87,141      $  69,993
  Sales                                   7,486          7,285         16,077         13,979
  Other                                   2,633          2,589          5,305          5,145
                                      ---------      ---------      ---------      ---------
                                         56,073         46,473        108,523         89,117

Costs and Expenses:
  Cost of sales                           5,948          5,779         12,392         11,270
  Operating                              13,835         14,003         30,295         28,449
  Selling                                 6,091          3,938         13,065          7,557
  General and administrative              5,926          4,729         12,374          9,765
  Merger charges                           --              306           --              363
  Depreciation and amortization          10,380          8,294         20,298         16,586
                                      ---------      ---------      ---------      ---------
                                         42,180         37,049         88,424         73,990
                                      ---------      ---------      ---------      ---------

Operating Income                         13,893          9,424         20,099         15,127

Other (Charges) and Credits:
  Interest expense                      (10,810)        (3,330)       (21,491)        (6,739)
  Other-net                                 285            251            391            479
                                      ---------      ---------      ---------      ---------

Income (Loss) before Income Taxes         3,368          6,345         (1,001)         8,867
Income Tax Expense (Benefit)              1,153          2,839           (349)         3,962
                                      ---------      ---------      ---------      ---------

Net Income (Loss)                     $   2,215      $   3,506      $    (652)     $   4,905
                                      =========      =========      =========      =========



            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     March 31,     September 30,
                                                                       1999             1998
                                                                    ----------    --------------
                                                                   (Unaudited)    (See note below)
                           Assets
Current Assets:
  Cash                                                              $   2,577       $   2,227
  Accounts receivable (net of allowance of $8,153 and
    $11,432, respectively)                                             66,847          52,659
  Inventories                                                          22,258          21,820
  Other current assets                                                 10,050           6,643
                                                                    ---------       ---------
         Total Current Assets                                         101,732          83,349

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $172,009 and $155,749, respectively)            105,187         103,917
Goodwill (net of accumulated amortization of $19,349
  and $16,658, respectively)                                          115,923          91,121
Deferred Financing Costs (net of accumulated amortization
  of $1,654 and $664, respectively)                                    15,400          16,146
Other Assets                                                            7,848           7,354
                                                                    ---------       ---------

Total Assets                                                        $ 346,090       $ 301,887
                                                                    =========       =========

               Liabilities and Stockholder's Deficiency

Current Liabilities:
  Accounts payable                                                  $  12,399       $  14,152
  Accrued expenses                                                     18,549          17,597
  Other current liabilities                                               198             281
  Current portion of long term debt                                     2,176           2,037
                                                                    ---------       ---------
         Total Current Liabilities                                     33,322          34,067

Senior Debt                                                           245,144         199,928
Subordinated Debt                                                     190,000         190,000
Deferred Income Taxes                                                  16,637          16,986
Other Liabilities                                                         179             504

Stockholder's Deficiency                                             (139,192)       (139,598)
                                                                    ---------       ---------

Total Liabilities and Stockholder's Deficiency                      $ 346,090       $ 301,887
                                                                    =========       =========

Note: The balance sheet at September 30, 1998 has been condensed from the audited financial statements at that date.


            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Six Months Ended March 31,
                                                               1999           1998
                                                             -------        --------
Cash Flows From Operating Activities

Net (loss) income                                           $   (652)      $  4,905
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities                             1,957          2,633
                                                            --------       --------
Net cash provided by operating activities                      1,305          7,538

Cash Flows From Investing Activities

Purchases of equipment                                       (14,746)       (15,275)
Acquisitions                                                 (32,641)          --
Other                                                            456          2,603
                                                            --------       --------
Net cash used in investing activities                        (46,931)       (12,672)

Cash Flows From Financing Activities

Borrowings                                                    46,300         11,000
Debt repayments                                               (1,138)       (12,934)
Deferred financing fees                                         (244)          --
Advances from MEDIQ-net                                        1,058          7,442
                                                            --------       --------
Net cash provided by financing activities                     45,976          5,508
                                                            --------       --------

Increase in cash                                                 350            374
Cash:
  Beginning balance                                            2,227          3,472
                                                            --------       --------
  Ending balance                                            $  2,577       $  3,846
                                                            ========       ========


            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

The Company is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ").

Certain reclassifications have been made to conform prior year balances to the current year presentation.


Note B - Inventory
                                       March 31,                September 30,
                                         1999                       1998
                                       ---------                -------------
                                                  (in thousands)

         Raw materials                 $  1,716                   $  2,791
         Finished goods                  20,542                     19,029
                                       --------                   --------
                                       $ 22,258                   $ 21,820
                                       ========                   ========

Note C - Long Term Debt

On January 31, 1999, the Company borrowed $27.8 million under its acquisition loan facility to fund two acquisitions. (see Note D) The weighted average variable interest rate incurred on this borrowing during the three months ended March 31, 1999 was 7.61%, and the rate at March 31, 1999 was 7.31%.

Note D - Acquisitions

The Company acquired two businesses in the second quarter of fiscal 1999. The assets and businesses acquired principally relate to equipment rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses have been included in the Company's results of operations from the respective acquisition dates. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate were not material.

Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of March 31, 1999 and results of operations for the three and six month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, to which the reader is directed for additional information.

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

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Total revenues increased in the second quarter of fiscal 1999 by $9.6 million, or 20.7%, to $56.1 million. This growth was primarily attributable to an increase in rental revenues of $9.4 million, or 25.6%. Total revenues increased in the six months ended March 31, 1999 by $19.4 million, or 21.8%, to $108.5 million. This growth was primarily attributable to an increase in rental revenues of $17.1 million, or 24.5%. These rental revenue increases were principally due to the Company's acquisitions since May 1998 of five equipment rental businesses that specialized in the rental of support surfaces.

The Company completed two acquisitions in the second quarter of fiscal 1999 that are expected to contribute combined annual revenues of approximately $9.0 million, based on the most recent annual revenues available for each acquisition.

Total costs and expenses, exclusive of depreciation and amortization, increased in the second quarter of fiscal 1999 by $3.0 million to $31.8 million, and increased in the six months ended March 31, 1999 by $10.7 million to $68.1 million. Included in both current year periods is a reduction of expense from a recovery of $3.0 million from a settlement of disputed items related to an acquisition that had been reserved for by the Company last fiscal year. Included in the second quarter of fiscal 1998 and six months ended March 31, 1998 are non recurring merger related charges of $.3 million and $.4 million, respectively. Exclusive of the settlement recovery and non recurring merger charges, the increase in total costs and expenses in the second quarter of fiscal 1999 was $6.3 million, or 22.3%, and the increase in the six months ended March 31, 1999 was $14.1 million, or 24.7%. These increases were broad based and associated with the increased operational requirements of the Company as a result of both actual growth in business and further growth that is anticipated. Selling expenses in the second quarter of fiscal 1999 increased $2.2 million, or 54.7%, to $6.1 million, and in the six months ended March 31, 1999 increased $5.5 million, or 72.9%, to $13.1 million. The increase in each period was due to increased sales support on a national basis related to the Company's expanding equipment rental operations related to support surfaces rentals. In total, operating expenses, exclusive of the settlement recovery, and general and administrative expenses increased in the second quarter of fiscal 1999 by $4.0 million, or 21.5%, to $22.8 million, and increased in the six months ended March 31, 1999 by $7.5 million, or 19.5%, to $45.7 million. These increases were primarily due to: (i) employee related costs associated with a larger work force employed to meet the increased operational requirements and further growth needs of the Company; (ii) increased equipment service requirements associated with a larger and expanded product fleet and (iii) management fees resulting from the Company's merger.

Depreciation and amortization increased in the second quarter of fiscal 1999 by $2.1 million, or 25.2%, to $10.4 million, and increased in the six months ended March 31, 1999 by $3.7 million, or 22.4%, to $20.3 million. These increases resulted from additional depreciable equipment purchased and obtained in acquisitions and increased goodwill associated with the Company's acquisitions since May 1998.

Operating margin, exclusive of the settlement recovery in the current year and non recurring merger charges in the prior year, decreased in the second quarter of fiscal 1999 to 19.4% from 20.9% in the corresponding prior year quarter, and decreased in the six months ended March 31, 1999 to 15.8% from 17.4% in the corresponding six months ended of the prior year. These decreases were primarily due to the increased infrastructure costs in support of actual business growth and the further anticipated growth, and increased depreciation and amortization, partially offset by the increase in the higher margin rental activities of the Company. Earnings before interest, taxes, depreciation, amortization and other charges and credits ("EBITDA"), exclusive of the settlement recovery and non recurring merger charges, were $21.3 million for the second quarter of fiscal 1999 compared to $18.0 million for the corresponding prior year quarter, and $37.4 million for the six months ended March 31, 1999 compared to $32.1 million for the corresponding prior year period. Although EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness, it should not be considered as an alternative to income from operations or to cash flows from operating activities, and should not be construed as an indication of a company's performance or as a measure of liquidity.

Interest expense increased by $7.5 million in the second quarter of fiscal 1999 to $10.8 million and increased by $14.8 million in the six months ended March 31, 1999 to $21.5 million from their respective prior year periods, principally due to the substantially higher level of debt incurred in connection with the Company's recapitalization and acquisitions. The cash portion of this interest expense was $10.3 million and $20.2 million for the three and six months ended March 31, 1999, respectively. The remaining interest expense represented non cash amortization of deferred debt issuance costs.

The effective income tax rate for the second quarter of fiscal 1999 was 34.2% and 34.9% for the six months ended March 31, 1999, compared to 44.7% in each of the corresponding prior year periods. The rates in the current year periods were lower primarily due to losses for state income tax purposes, whereas there was taxable income for state tax purposes in the prior year periods.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1999


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27   Financial Data Schedule appears on page 12.

         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1999



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MEDIQ/PRN Life Support, Services, Inc.
                                        --------------------------------------
                                                     (Registrant)



May 17, 1999                             /s/ Jay M. Kaplan
------------                             --------------------
   (Date)                                Jay M. Kaplan
                                         Senior Vice President-Finance,
                                         Treasurer and Chief Financial Officer