Form 10-Q
period 1999-06-30
MEDIQ PRN LIFE SUPPORT SERVICES INC
filed 1999-08-16
CIK 887420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: June 30, 1999            Commission File Number:  1-11286

                      MEDIQ/PRN Life Support Services, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                              95-3692387
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                              08110
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (609) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO
                         ---   ---

As of August 9, 1999, there were 1,000 shares of Common Stock, par value $10 outstanding and owned by MEDIQ Incorporated.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1999

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                   4
         Three and Nine Months Ended June 30, 1999 and 1998
         (Unaudited)

         Condensed Consolidated Balance Sheets-                             5
         June 30, 1999 (Unaudited) and
         September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                   6
         Nine Months Ended June 30, 1999 and 1998
         (Unaudited)

         Notes to Condensed Consolidated Financial                       7 - 8
         Statements (Unaudited)

Item 2.  Management's Narrative Analysis of
         Results of Operations                                           9 - 11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1999








                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                      Three Months Ended                  Nine Months Ended
                                                            June 30,                           June 30,
                                                   --------------------------         --------------------------
                                                     1999              1998             1999              1998
                                                   --------          --------         --------          --------
Revenues:
  Rental                                           $ 41,602          $ 33,707         $128,743          $103,700
  Sales                                              12,848             6,692           28,925            20,671
  Other                                               4,005             2,404            9,311             7,549
                                                   --------          --------         --------          --------
                                                     58,455            42,803          166,979           131,920

Costs and Expenses:
  Cost of sales                                      10,197             5,455           22,589            16,725
  Operating                                          17,823            14,415           48,117            42,864
  Selling                                             7,062             3,912           20,128            11,469
  General and administrative                          6,005             4,788           18,380            14,553
  Merger charges                                         --            34,204               --            34,567
  Depreciation and amortization                      11,301            15,064           31,600            31,650
                                                   --------          --------         --------          --------
                                                     52,388            77,838          140,814           151,828
                                                   --------          --------         --------          --------

Operating Income (Loss)                               6,067           (35,035)          26,165           (19,908)

Other (Charges) and Credits:
  Interest expense                                  (11,152)           (5,954)         (32,644)          (12,693)
  Other - net                                            72               235              465               714
                                                   --------          --------         --------          --------

Loss from Continuing Operations before
  Income Taxes and Extraordinary Item                (5,013)          (40,754)          (6,014)          (31,887)
Income Tax Benefit                                   (1,037)          (15,155)          (1,386)          (11,193)
                                                   --------          --------         --------          --------

Loss before Extraordinary Item                       (3,976)          (25,599)          (4,628)          (20,694)
Extraordinary Item - Early Retirement of Debt
  (net of taxes)                                         --            (4,098)              --            (4,098)
                                                   --------          --------         --------          --------
Net Loss                                           $ (3,976)         $(29,697)        $ (4,628)         $(24,792)
                                                   ========          ========         ========          ========




            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        June 30,       September 30,
                                                                          1999             1998
                                                                       ---------      --------------
                                                                      (Unaudited)    (See note below)
                                        Assets
Current Assets:
  Cash                                                                 $      --         $   2,227
  Accounts receivable (net of allowance of $9,370 and
    $11,432, respectively)                                                75,148            52,659
  Inventories                                                             27,321            21,820
  Other current assets                                                    11,436             6,643
                                                                       ---------         ---------
         Total Current Assets                                            113,905            83,349

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $180,647 and $155,749, respectively)               111,040           103,917
Goodwill (net of accumulated amortization of $21,201
  and $16,658, respectively)                                             153,200            91,121
Deferred Financing Costs (net of accumulated amortization
  of $2,172 and $664, respectively)                                       15,858            16,146
Other Assets                                                              10,352             7,354
                                                                       ---------         ---------
Total Assets                                                           $ 404,355         $ 301,887
                                                                       =========         =========

                       Liabilities and Stockholder's Deficiency
Current Liabilities:
  Accounts payable                                                     $  20,631         $  14,152
  Accrued expenses                                                        14,602            17,597
  Other current liabilities                                                1,156               281
  Current portion of long term debt                                        8,273             2,037
                                                                       ---------         ---------
         Total Current Liabilities                                        44,662            34,067

Senior Debt                                                              286,026           199,928
Subordinated Debt                                                        190,000           190,000
Deferred Income Taxes                                                     16,637            16,986
Other Liabilities                                                             35               504
Stockholder's Deficiency                                                (133,005)         (139,598)
                                                                       ---------         ---------
Total Liabilities and Stockholder's Deficiency                         $ 404,355         $ 301,887
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




            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                     Nine Months Ended June 30,
                                                                      1999             1998
                                                                   ---------         ---------
Cash Flows From Operating Activities

Net loss                                                           $  (3,976)        $ (24,792)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities                          11,037            19,020
                                                                   ---------          ---------
Net cash provided by (used in) operating activities                    7,061            (5,772)

Cash Flows From Investing Activities

Purchases of equipment                                               (18,254)          (17,909)
Acquisitions                                                         (82,947)          (11,032)
Other                                                                    312             3,260
                                                                   ---------         ---------
Net cash used in investing activities                               (100,889)          (25,681)

Cash Flows From Financing Activities

Borrowings                                                            93,000           151,499
Issuance of subordinated notes                                            --           190,000
Debt repayments                                                       (1,400)         (133,872)
Deferred financing fees                                               (1,220)          (16,270)
Advances from (to) MEDIQ - net                                         1,221          (154,308)
                                                                   ---------         ---------
Net cash provided by financing activities                             91,601            37,049
                                                                   ---------         ---------

(Decrease) increase in cash                                           (2,227)            5,596
Cash:
  Beginning balance                                                    2,227             3,472
                                                                   ---------         ---------
  Ending balance                                                   $      --         $   9,068
                                                                   =========         =========

Noncash investing and financing activity:
  Advance from parent for capital stock of parent issued
   in an acquisition                                               $  10,000                --
                                                                   =========

            See Notes to Condensed Consolidated Financial Statements

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

The Company is a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ").

Certain reclassifications have been made to conform prior year balances to the current year presentation.


Note B - Inventory

The components of inventory were as follow:

                                         June 30,         September 30,
                                           1999               1998
                                         --------         ------------
                                               (in thousands)

         Raw materials                   $  1,587           $  2,791
         Finished goods                    25,734             19,029
                                         --------          ---------
                                         $ 27,321           $ 21,820
                                         ========           ========

Note C - Long Term Debt

In May 1999, the Company amended its $325.0 million credit agreement with Banque Nationale de Paris ("BNP") by reducing the borrowing capacity under the acquisition facility from $75.0 million to $50.0 million and establishing a subfacility B under the revolving credit facility with a borrowing capacity of $25.0 million. Borrowings under subfacility B bear interest at a floating rate based upon, at the Company's option, (i) the higher of the prime rate of BNP or the Federal funds effective rate plus 0.5%, plus a margin of 1.0% or (ii) the London Interbank Offered Rate, plus a margin of 2.25%. Principal amounts outstanding on November 30, 1999 under subfacility B will amortize quarterly starting March 31, 2000 in increasing increments as scheduled in the modified credit agreement. Any remaining principal balance is due on the facility's termination date of June 30, 2004. Other terms and conditions of subfacility B are generally the same as those existing for the acquisition and revolving credit facilities. The Company was charged a fee of approximately $1.0 million to effect the amendment to the credit agreement. This fee is being amortized over the remaining term of the facilities of approximately five years.

In June 1999, the Company borrowed $22.2 million available under the $50.0 million acquisition facility, $25.0 million under subfacility B and approximately $2.5 million under the revolving credit facility to fund the cash portion of the acquisition of HTD Corporation ("HTD"). (see Note D)

Note D - Acquisition

On June 15, 1999, the Company acquired all of the issued and outstanding common stock of HTD and certain of its subsidiaries pursuant to an Agreement and Plan of Merger dated June 14, 1999. Total consideration paid by the Company was approximately $59.7 million, comprising $49.7 million in cash and $10.0 million aggregate value of capital stock of MEDIQ. HTD specialized in sales of disposable products, rentals of movable medical equipment and biomedical repair services to the acute care, alternate care and home care marketplaces. Following the acquisition, HTD was merged into the Company. Contemporaneously with the Company's acquisition of HTD, HTD sold to an unrelated third party its subsidiaries not acquired by the Company.

The acquisition of HTD was accounted for by the purchase method and, accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on May 28, 1999, the effective date of the acquisition for accounting purposes. Accordingly, operations of HTD were included in the Company's results of operations effective May 28, 1999. The excess of the cost over the estimated fair values of net assets acquired of $41.5 million was recorded as goodwill amortizable on a straight line basis over 20 years. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisition had occurred on October 1 of the respective periods presented. This unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition existed on the prescribed dates.

                                            Nine Months Ended June 30,
                                              1999             1998
                                            --------        ----------
                                                   unaudited
                                                (in thousands)

Revenues                                    $214,955        $173,230
Loss before extraordinary item                (3,760)        (22,768)
Net loss                                      (3,760)        (26,866)

The initial allocation of the cost of the HTD acquisition and the associated goodwill was estimated based on information currently available. The final allocation of the acquisition cost is contingent upon determinations and valuations not yet completed. The Company is unable to predict at this time whether any adjustments that may occur will have a material effect on the allocation.

Note E - Equity

In partial funding of the HTD acquisition, MEDIQ issued its capital stock valued at $10.0 million. This was considered as an advance to the Company in this amount. Advances from MEDIQ are classified as a component of the Company's equity as a contribution to capital.

Note F - Income Taxes

The estimated annual effective income tax rate for fiscal 1999 was 23.0% at June 30, 1999. This rate is lower than the overall statutory rate for the Company of 40.0% due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. These items lower the tax benefit associated with the expected annual tax loss. The annual effective rate was adjusted in the third quarter from the rate estimated at March 31, 1999 as a result of adjustments in the third quarter for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 1999 and results of operations for the three and nine months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Changes for the current year periods are with respect to the corresponding prior year periods unless otherwise indicated.

Total revenues increased in the third quarter of fiscal 1999 by $15.7 million, or 36.6%, to $58.5 million, and increased in the nine months ended June 30, 1999 by $35.1 million, or 26.6%, to $167.0 million. The increased revenues in each period reflect increases in all of the Company's revenue segments - rental, sales and other. The increase in rental revenue resulted from the Company's acquisitions in the last year. The increase in sales and other revenues resulted from both internal growth and the Company's acquisitions. The Company's acquisitions accounted for approximately $13.1 million and $31.0 million of the total revenue increase in the third quarter and nine months periods, respectively, while internal growth accounted for approximately $2.4 million and $4.1 million, respectively.

The Company's acquisitions prior to HTD focused on expanding the Company's rental revenues, principally support surfaces. The acquisition of HTD focused on expanding the parts and disposables business while also contributing to increases in rental and biomedical repair (other) revenues. The Company anticipates that the HTD acquisition will provide incremental annual revenues of approximately $60.0 million and that the three other acquisitions made by the Company in fiscal 1999 will provide incremental annual revenues of approximately $11.0 million. However, there is no assurance that such annual revenues from any of these acquisitions will materialize.

It is not practicable for the Company to fully remove the effects of acquisitions when analyzing revenues because customer bases of the Company and businesses acquired are largely common and because of the effects of product migration by customers that often follows acquisitions.

Total costs and expenses, exclusive of depreciation and amortization and applicable nonrecurring items, increased in the third quarter fiscal 1999 by $12.2 million, or 43.8%, to $41.1 million, and increased in the nine months fiscal 1999 by $26.6 million, or 31.1%, to $112.2 million. Included in the current year periods is a $2.0 million additional bad debt charge related to the aging of support surfaces receivables. Also included in the current nine months period is a reduction of expense from a recovery of $3.0 million for a settlement of disputed items related to an acquisition that had been reserved for by the Company in the last fiscal year. Included in the prior year periods are nonrecurring merger charges of $34.2 million and $34.6 million, respectively. The increases, as adjusted, in the current year periods were broad based and associated with the increased operational requirements of the Company as a result of actual and anticipated growth in business. The increase in Cost of Sales in each current year period correlates with the increase in Sales in each respective period. Sales margin was 20.6% and 21.9% in the third quarter and nine months of fiscal 1999, respectively, compared to 18.5% and 19.1% in the respective prior year periods. The changes in the current year periods were primarily attributable to changes in the product mix of parts and disposables and equipment. Selling expenses in the third quarter fiscal 1999 increased $3.2 million, or 80.5%, to $7.1 million, and in the nine months fiscal 1999 increased $8.7 million, or 75.5%, to $20.1 million. The increase in each period was due to increased rental/sales support related to the Company's expanding operations for support surfaces rentals and parts and disposables. The Company recently reduced the number of sales personnel in its support surfaces business as a result of the leveling in the growth curve of support surfaces. The total of operating expenses and general and administrative expenses, exclusive of the applicable settlement recovery, increased in the third quarter fiscal 1999 by $4.6 million, or 24.1%, to $23.8 million, and increased in the nine months fiscal 1999 by $12.1 million, or 21.0%, to $69.5 million. These increases, as adjusted, were primarily due to:
(i) the additional bad debt charge; (ii) increased infrastructure costs associated with larger and expanded operational requirements connected with the actual and anticipated growth in the business; (iii) increased equipment service requirements associated with a larger and expanded product fleet and (iv) management fees resulting from the Company's merger.

Depreciation and amortization, exclusive of the depreciation reserve in the amount of $6.0 million to write down certain under utilized equipment to net realizable values recorded in the third quarter of the prior year, increased in the third quarter fiscal 1999 by $2.2 million, or 24.7%, to $11.3 million, and increased in the nine months fiscal 1999 by $6.0 million, or 23.2%, to $31.6 million. These increases, as adjusted, resulted from additional depreciable equipment purchased and obtained in acquisitions and increased goodwill associated with the Company's acquisitions since May 1998.

Operating margin for the nine months fiscal 1999, exclusive of applicable nonrecurring items, was 13.9% compared to 15.7% for the corresponding prior year period. The decrease was primarily due to the additional bad debt charge, increased infrastructure costs in support of the actual and anticipated growth in business and depreciation and amortization in the current period exceeding increased revenues in the same period. Operating margin for the third quarter fiscal 1999 was 10.4% compared to 12.1% for the corresponding prior year period, exclusive of nonrecurring items. This decrease reflects the additional bad debt charge offset in part by the higher margins on the rentals of support surfaces, such rentals having increased as a percentage of total revenues in the current period business mix.

Earnings before interest, taxes, depreciation, amortization and other charges and credits ("EBITDA"), exclusive of applicable nonrecurring items, were $17.4 million and $54.8 million in the third quarter and nine months of fiscal 1999, respectively, compared to $14.2 million and $46.3 million in the respective corresponding prior year periods. Although EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness, it should not be considered as an alternative to income from operations or to cash flows from operating activities, and should not be construed as an indication of a company's performance or as a measure of liquidity.

Interest expense was $11.2 million and $32.6 million in the third quarter and nine months of fiscal 1999, respectively, compared to $6.0 million and $12.7 million in the respective corresponding prior year periods. The increases in the current year periods were principally due to the amount of time the substantially higher level of debt incurred in connection with the Company's recapitalization and an acquisition in May 1998 was outstanding during each period, and the additional debt undertaken in fiscal 1999 to fund acquisitions. The cash portion of this interest expense was $10.6 million and $30.8 million for the third quarter and nine months of fiscal 1999, respectively. The remaining interest expense primarily represented noncash amortization of deferred debt issuance costs.

The estimated annual effective income tax rate associated with the loss from continuing operations for the nine months fiscal 1999 was 23.0%. This rate is lower than the overall statutory rate of 40% for the Company due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. The effective rate for the nine months fiscal 1999 is estimated to be more reflective of the expected annual effective tax rate for all of fiscal 1999. This rate was adjusted in the third quarter from the estimated annual effective rate for the six months fiscal 1999 due to adjustments for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1999


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in the Company's most recent Form 10-K, the Company filed a complaint against Siemens Medical Systems, Inc. ("Siemens") in connection with Siemens' attempted termination of a distribution agreement between the parties. Siemens filed a motion to dismiss the complaint, which was denied. Discovery has not yet commenced.

On July 8, 1999, SizeWise Rentals, Inc. ("SizeWise") filed a suit against the Company in the United States District Court, District of Kansas. The suit is in connection with the purported termination by SizeWise of a rental arrangement with the Company due to an alleged breach of the arrangement by the Company. The complaint seeks a declaratory judgment and damages. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the suit will not have a material adverse effect on the operations or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27       Financial Data Schedule appears on page 14.

(b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarter ended June 30, 1999:

         Date of Earliest Event Requiring a Report: June 15, 1999
         Date of Filing: June 28, 1999
         Items Reported: Item 2 and Item 7
         Subject: Acquisition of HTD.

             MEDIQ/PRN LIFE SUPPORT SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1999



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MEDIQ/PRN Life Support, Services, Inc.
                                          --------------------------------------
                                                        (Registrant)



August 16, 1999                           /s/ Jay M. Kaplan
---------------                           --------------------------------------
     (Date)                               Jay M. Kaplan
                                          Senior Vice President-Finance,
                                          Treasurer and Chief Financial Officer